Form 10-Q
period 1994-01-30
ROHR INC
filed 1994-03-15
CIK 84801

                            FY94: SECOND QUARTER
================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


               For the quarterly period ended January 30, 1994


                        Commission File Number 1-6101

                                 ROHR, INC.
           (Exact name of registrant as specified in its charter)



           Delaware                                    95-1607455
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


               850 LAGOON DRIVE, CHULA VISTA, CALIFORNIA 91910
                  (Address of principal executive offices)

                               (619) 691- 4111
                        (Registrant's Telephone No.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
     --    --


As of March 11, 1994, there were 18,017,930 shares of the Registrant's common stock outstanding.

================================================================================
================================================================================

                       PART 1.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                         ROHR, INC. AND SUBSIDIARIES
                         ---------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                    (in thousands except for share data)
                    ------------------------------------

                                                        Jan. 30,     July 31,
                                                          1994         1993
                                                       -----------  -----------
                                                       (Unaudited)
ASSETS
- ------
Cash and short-term investments                         $  28,768   $   42,186
Accounts receivable                                        94,126       94,140
Inventories:
  Work-in-process                                         516,483      560,139
  Raw materials, purchased parts and supplies              29,051       32,575
  Less customers' progress payments and advances         (133,380)    (152,976)
                                                        ---------   ----------
    Inventories - net                                     412,154      439,738
Prepaid expenses and other current assets                  15,539       16,861
Deferred tax asset                                         13,723       13,654
                                                        ---------  -----------
     TOTAL CURRENT ASSETS                                 564,310      606,579

PROPERTY, PLANT AND EQUIPMENT                             499,388      496,452
  Less accumulated depreciation and amortization         (268,539)    (257,407)
                                                        ---------  -----------
    Property, plant and equipment - net                   230,849      239,045

INVESTMENT IN LEASES                                       37,735       38,233
DEFERRED TAX ASSET                                         88,915       89,348
OTHER ASSETS                                               45,757       44,581
                                                        ---------   ----------

                                                        $ 967,566   $1,017,786
                                                        =========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Trade accounts and other payables                       $ 155,691   $  166,916
Salaries, wages and benefits                               33,955       38,623
Current portion of long-term debt                          16,211       50,719
                                                        ---------   ----------
    TOTAL CURRENT LIABILITIES                             205,857      256,258

LONG-TERM DEBT                                            467,214      480,889
PENSION AND POST-RETIREMENT OBLIGATIONS                    69,246       63,040
OTHER OBLIGATIONS                                          35,020       35,356
COMMITMENTS AND CONTINGENCIES                                   -            -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share, 10 million
  shares authorized, none issued                                -            -
Common stock, $1 par value per share, authorized
  50,000,000 shares; issued and outstanding
  18,017,930 and 17,995,866 shares respectively            18,018       17,996
Additional paid-in capital                                102,541      102,312
Retained earnings                                          82,976       75,241
Minimum pension liability adjustment                      (13,306)     (13,306)
                                                        ---------   ----------
  TOTAL SHAREHOLDERS' EQUITY                              190,229      182,243
                                                        ---------   ----------

                                                        $ 967,566   $1,017,786
                                                        =========   ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                    (in thousands except for per share data)
                    ----------------------------------------

                                      Three Months Ended     Six Months Ended
                                     --------------------  --------------------
                                     Jan. 30,   Jan. 31,   Jan. 30,   Jan. 31,
                                       1994       1993       1994       1993
                                     --------  ---------- ---------- ----------
                                               (Restated)            (Restated)
Sales                                $241,217   $342,105   $484,823  $ 626,004
Costs and Expenses                    220,637    337,979    439,719    594,568
General & Administrative Period
 Expense                                5,986     11,660     13,446     22,467
                                     --------   --------   --------  ---------

Operating Income (Loss)                14,594     (7,534)    31,658      8,969

Interest Income                           208        133        520        405
Interest Expense                       12,050     12,207     24,201     23,175
                                     --------   --------   --------  ---------

Income (Loss) before Taxes and
 Cumulative
  Effect of Accounting Changes          2,752    (19,608)     7,977    (13,801)

Taxes (Benefit) on Income (Loss)        1,080     (7,510)       242     (5,286)
                                     --------   --------   --------  ---------

Income (Loss) before Cumulative
 Effect of Accounting changes           1,672    (12,098)     7,735     (8,515)

Cumulative Effect through July 31,
 1992 of accounting changes, net
 of taxes                                                             (223,950)
                                     --------   --------   --------  ---------

Net Income (Loss)                    $  1,672   $(12,098)  $  7,735  $(232,465)
                                     ========   ========   ========  =========

Net Income (Loss) per Average
  Share of Common Stock:
    Before accounting changes        $   0.09   $  (0.68)  $   0.43  $   (0.48)
    Effect of accounting changes                                        (12.52)
                                     --------   --------   --------  ---------
Net Income (Loss)                    $   0.09   $  (0.68)  $   0.43  $  (13.00)
                                     ========   ========   ========  =========
Cash Dividends per Share
  of Common Stock                           -          -          -          -

Total Common Stock and
  Common Stock Equivalents             18,117     17,897     18,028     17,884

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------

                                                            Six Months Ended
                                                          ---------------------
                                                          Jan. 30,    Jan 31,
                                                            1994        1993
                                                          ---------  ----------
                                                                     (Restated)
OPERATING ACTIVITIES:
  Net income (loss)                                       $  7,735   $(232,465)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Cumulative effect of accounting changes, net of
     taxes                                                       -     223,950
    Depreciation and amortization                           11,693      12,648
    Changes due to (increase) decrease in operating
     assets:
      Accounts receivable                                    6,998     (34,527)
      Net inventories                                       27,584       9,954
      Prepaid expenses and other assets                      1,322       8,106
    Changes due to increase (decrease) in operating
    liabilities:
      Trade accounts and other payables                    (11,817)    (13,848)
      Taxes on income and deferred taxes                       364      (9,717)
    Other                                                    1,049         328
                                                          --------   ---------
  Net cash provided by (used in) operating activities       44,928     (35,571)
                                                          --------   ---------

  INVESTING ACTIVITIES:
  Proceeds from sale-leaseback transactions                      -      52,247
  Purchase of property, plant and equipment                 (2,949)    (18,878)
  Other                                                       (390)     (2,522)
                                                          --------   ---------
  Net cash provided by (used in) investing activities       (3,339)     30,847
                                                          --------   ---------

  FINANCING ACTIVITIES:
  Issuance of 9.33% senior notes                                 -      62,000
  Annual principal payment on 9.35% senior notes           (12,500)    (12,500)
  Repayment of medium-term notes                           (35,000)    (10,000)
  Net short-term borrowings                                      -       5,000
  Long-term borrowings under revolving credit
    agreement                                               81,000      80,000
  Repayment of borrowings under revolving
    credit agreement                                       (81,000)    (50,000)
  Repayment of other long-term borrowings                     (649)    (18,712)
  Net repayment of receivable and equivalents                          (45,000)
  Cash collateral for receivables sales program             (6,984)          -
  Stock contributions to employee benefit plans                  -         741
  Other                                                        126          11
                                                          --------   ---------
  Net cash provided by (used in) financing activities      (55,007)     11,540
                                                          --------   ---------

  INCREASE (DECREASE) IN CASH AND
    SHORT-TERM INVESTMENTS                                 (13,418)      6,816
  CASH AND SHORT-TERM INVESTMENTS,
    BEGINNING OF PERIOD                                     42,186      21,122
                                                          --------   ---------
  CASH AND SHORT-TERM INVESTMENTS,
    END OF PERIOD                                         $ 28,768   $  27,938
                                                          ========   =========

  SUPPLEMENTAL INFORMATION:

  Cash paid for interest, net of amounts capitalized      $ 21,353   $  20,422
  Cash paid (refunded) for income taxes                       (178)      4,392

                          ROHR, INC.  AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

    The consolidated balance sheet as of January 30, 1994, and statements of earnings and cash flows for the six-month periods ended January 30, 1994, and January 31, 1993, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the July 31, 1993 Form 10-K.

    Financial results for the first six months of fiscal year 1993 have been restated for changes in the application of accounting principles adopted on a retroactive basis in the third quarter of fiscal year 1993.

    Contingencies

    As previously reported, the Company filed a notice of breach of contract with the government on the C-5 spare pylon contract and the U.S. Air Force filed a termination notice for alleged default. In fiscal 1992, the Company commenced the appeal process to convert the termination to one for convenience of the government. The Company is now finalizing a comprehensive settlement with the U.S. Air Force concerning this matter and other contract claims. In prior periods, the Company recorded special provisions for this matter and such other contract claims which it believes will be adequate.

    Also as previously reported, investigative agencies of the United States Defense Department and the United States Attorney for the Central District of California subpoenaed various documents of the Company (relating principally to the Company's performance on its F-14 and C-5 contracts) and began interviewing various of the Company's employees. The Company cooperated fully in the investigation and is nearing completion of its settlement discussions with the U.S. Attorney's office in Los Angeles. The Company recorded special provisions for this matter in prior periods which it believes will be adequate. In connection with this matter, the

    Company is also engaged in discussions with government officials who have the discretion to temporarily suspend or to debar the Company from entering into government contracts in the future. The discussions are designed to demonstrate that the Company is a presently-responsible contractor and that it should be entitled to continue to be eligible to receive additional governmental contracts.

    In June 1987, the U.S. District Court of Los Angeles, in U.S. et al, vs. Stringfellow, granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusion of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing". In it, he allocates liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65% to the State of California and 10% to the Stringfellow entities, leaving 25% to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28% depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95% share for the State of California, and 5% for the Stringfellow entities, leaving 0% for the generator/counterclaimants. This special master's finding is subject to a final decision and appeal. The Company is the second largest generator of wastes by volume disposed at the site, although it and certain other generators have argued the final allocation of cleanup costs among generators should not be determined solely by volume. The largest volume generator of wastes disposed at the Stringfellow site has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers. The Company and the other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, may ultimately be responsible. The Company intends to continue to vigorously defend this matter and believes, based upon currently available information, that the ultimate resolution will not have a material adverse effect on the financial position or results of operations of the Company.

    The Company has claims against its comprehensive general liability insurers for reimbursement of its cleanup costs at the site. These claims are the subject of separate litigation, although the insurers nevertheless are paying substantially all of the Company's costs of defense in the CERCLA and State actions against the generators of wastes disposed at the site.
    Certain of these insurance policies have pollution exclusion clauses which are being argued as a defense and the insurers are alleging various other defenses to coverage. The Company has entered settlements with some of the insurance carriers and is engaged in settlement discussions with certain others. The Company intends to continue to vigorously defend this matter and believes, based upon currently available information, that the ultimate resolution will not have a material adverse effect on the financial position, liquidity, or results of operations of the Company.

    The Company is also involved in several other proceedings and investigations related to environmental protection matters. It is difficult to estimate the ultimate level of environmental expenditures that will be required in connection with these matters due to a number of uncertainties, including the complexity of the related laws and their interpretation, alternative cleanup technologies and methods, insurance and other recoveries, and in some cases, the extent and uncertainties of the Company's involvement. However, the Company has heard of very preliminary estimates of cleanup costs for the Rio Bravo, Chatham Brothers and Casmalia waste disposal sites as approximately $7 million, $30 million and $70 million, respectively, and the Company's share (based on estimated, respective volumes of discharges into such sites by all generators, all of which cannot now be known with certainty) could range upward from $450,000 for the Rio Bravo site, $0 for the Chatham Brothers site (based on the Company's belief that it never used that site), and $1,750,000 for the Casmalia site. The Company does not yet know about the ability of all of the other waste generators using the Casmalia and Rio Bravo sites to fund their allocable share, and the Company could be found jointly or severally liable with all waste generators using such sites. The Company has made claims against its insurance carriers for certain of these items, and has received claims acknowledgment letters reserving the rights of such carriers. The insurers have alleged or may allege various defenses to coverage, although no litigation has been commenced. Based upon presently available information, the Company believes that capital expenditures and costs of remedial actions in relation to these other matters will not have a material adverse effect on the financial position or results of operations of the Company.

    In 1990, the Division of Enforcement of the Securities and Exchange Commission (the "SEC") began conducting an informal inquiry regarding various Company production programs, program and contract estimates at completion and related accounting practices. Following the filing of a registration statement with the SEC, the Company received on August 17, 1993, and shortly thereafter responded to, a request for documents from the SEC Division of Enforcement concerning its decision to change its accounting practices relating to long-term programs and contracts, and its previous practice of capitalizing pre-certification and certain general and administrative costs. There have been no further comments from the staff since that date.

    The Internal Revenue Service ("IRS") has completed the audit of the Company's tax returns through fiscal year 1983 and these years are closed. The IRS recently completed the examination phase of its audit of the Company's tax returns for fiscal years 1984 and 1985. On July 21, 1993, the IRS issued a Revenue Agent's Report ("RAR") challenging the Company's adoption in 1984 of the completed contract method of accounting ("CCMA"), the Company's tax deduction for funding liabilities related to a Voluntary Employee Benefit Association ("VEBA"), and certain other matters. The RAR's proposed adjustments assert total additional tax liability of approximately $36.6 million for 1984 and 1985 (of which the Company has paid $4.7 million for certain agreed matters other than CCMA and VEBA related issues) plus associated interest of approximately $50 million at July 31, 1993 (of which the Company has paid $6.1 million for interest on the agreed matters). Issues similar to some of those raised in the RAR, including the CCMA issue, could relate to Company fiscal years subsequent to 1985. The Company intends to vigorously protest the proposed adjustments and filed an appeal with the Appellate Division of the IRS on November 12, 1993. Based upon all of the information available to it, the Company believes that the resolution of the issues raised in the RAR will not have a material adverse effect on the financial position or results of operations of the Company.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    Material developments in the Company's liquidity and capital resources since July 31, 1993, are presented below. Also presented is management's analysis of operating results for the three month and six-month periods ended January 30, 1994 and January 31, 1993. These discussions should be read in conjunction with the financial statements and management's discussion and analysis thereof included in the Company's July 31, 1993 Form 10-K.

    Liquidity and Capital Resources

    In recent periods, the Company has downsized its workforce, substantially reduced overhead and capital expenditures, closed one plant, is in the process of closing a second facility and has implemented other cost cutting efforts.

    For the first six months of fiscal year 1994, net cash provided by operating activities totaled $44.9 million compared with a use of cash of $35.6 million for the same period of the prior year. Net cash provided by operating activities in the second quarter of fiscal 1994 totaled $27.4 million compared with net cash provided by operating activities of $17.5 million in the first quarter of fiscal 1994. During the first six months of fiscal year 1994, net cash from operating activities was augmented by several large payments to the Company for non-recurring engineering and tooling efforts as well as accelerated payments for delivered production hardware. Net cash provided by operations is subject to significant variations from period to period.

    The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $587 million at January 30, 1994, down $56.9 million from July 31, 1993. Total indebtedness as reflected on the Company's balance sheet decreased by $48.2 million from $531.6 million on July 31, 1993 to $483.4 million on January 30, 1994. During the first six months of fiscal year 1994, the Company repaid its $35 million medium term note and made the annual $12.5 million principal payment on its 9.35% senior notes.

    The Company's liquidity has improved over the last year, primarily as a result of cash flow generated from operating activities. However, as a result of its credit rating and the financial community's concerns about the aerospace industry, the Company has generally been unable to utilize uncommitted and certain other credit facilities which historically have been available to it. On January 30, 1994, the Company had $50 million of borrowings under its $150 million committed revolving credit facility, no change from borrowings of $50 million on July 31, 1993. The commitment under this facility is scheduled to decrease annually by $50 million in April of each year from 1994 through 1996. The Company's revolving credit agreement and its senior note agreements require it to issue at least $100 million of subordinated debt on or prior to August 1, 1994. The Company recently retained an investment bank to advise and assist with respect to increasing the Company's liquidity and improving the Company's capital structure through a public and/or private offering of debt. In addition, the Company is engaged in negotiations with its bank lending group to revise and extend its revolving credit facility.

    The Company's existing debt level reflects the substantial investments made by the Company in the late 1980's and early 1990's to design and begin production on several major long-term programs. Except for the MD-90, the Company has substantially completed the large investments required by these programs and most are now well into production. The industry is expected to introduce relatively few new programs in the next several years and, accordingly, the Company believes that its financing requirements for new programs have been reduced as compared to prior periods.

    Two letters of credit which secure certain of the Company's obligations will expire in April and July, 1994. The Company is seeking the renewal of both letters of credit which are expected to aggregate approximately $25 million. If the Company does not obtain renewals or substitute letters of credit, it will be required to use some portion of the existing availability under its bank revolving credit facility.

    The Company is a party to a $60 million accounts receivable facility under which it sells receivables from specified customers on an on-going basis. As a result of the slow-down in the aerospace industry, the amount of outstanding receivables from these customers has fallen below levels which existed at the start of the facility. As a result, the Company has deposited cash collateral from time to time as required to support the facility and has withdrawn such cash when it is no longer required to be deposited. At January 30, 1994, the Company had $7 million of cash collateral on deposit.

    The Company is also a party to certain equipment leases and has granted the lessors a security interest in selected customer receivables to secure $10 million of obligations. If the parties who lease this equipment to the Company do not assign approximately one-half of their beneficial interests in the leased equipment to other parties by January 1995, the equipment lessors may require the Company to prepay up to $10 million of its equipment lease obligations.

    At July 31, 1993, the underfunded status (excess of projected benefit obligations over plan assets) of the Company's defined benefit plans had increased to $65.6 million. This underfunded status resulted from a combination of factors including benefit increases, increased levels of early retirements, less than the actuarially assumed returns on plan assets and a reduction in the discount rate used to calculate the present value of future liabilities. Considering current interest rate levels, the Company anticipates reducing its discount rate to 7.5 percent for its fiscal year 1994 valuation from the 8.5 percent used for its prior year valuation. The Company's actuary has advised that such reduction is estimated to increase the Company's accrued pension benefit obligation and thus its unfunded pension liability by approximately $55 million. In addition, the Company has continued to experience a higher level of early retirements than actuarially anticipated which is also expected to significantly increase the accrued pension benefit obligation and thus the underfunded status of the Company's defined benefit plans by approximately $20 million. Annually, the Company is required to adjust the liability on its financial statements for any increases or decreases in the underfunded status of its defined benefit plans. Due to the reduction in discount rate and increased early retirements described above, such increased liability for the pension plans is estimated to aggregate $75 million beyond that previously recognized. The recognition of this increased liability is also expected to increase the Company's deferred tax asset account an estimated $30 million, and to result in a charge to shareholders' equity estimated to be $45 million. The evaluation of these items and the recognition of the financial impact is expected to be completed by the end of the third quarter of fiscal 1994.

    The Company's principal financing agreements have covenants pertaining to indebtedness (which includes the liability arising from the underfunded status of the defined benefit plans) and shareholders' equity. The anticipated reduction in the discount rate coupled with the higher level of early retirements will require the Company to revise these covenants to remain in compliance. The Company has notified its senior lenders of the combined impact of these issues. The Company is negotiating agreements with its senior note holders and a new revolving credit agreement with banks which will accommodate the revised covenants.

    The Company's required minimum annual contribution to its defined benefit plan, which is directly impacted by the plans' funded status, has increased from $15.3 million for calendar year 1992 to $19.0 million for calendar year 1993 with substantial additional increases expected in future years. An increased level of contributions is expected to continue until the funded levels of the plans improve.

    On January 21, 1994, the Company announced that it had signed letters of intent to sell its corporate jet product line and certain assets of a wholly owned subsidiary, Rohr Aero Services Inc. The revenue generated from these operations has approximated $35 million in each of the last two fiscal years. In preparation for the sale of the assets of Rohr Aero Services Inc., the Company adjusted carrying values of assets downward by $0.7 million. In the aggregate, a net gain is anticipated on disposal of these assets. The Company is in the process of selling its Auburn, Washington plant (which was closed in fiscal year 1993) and is seeking to sell its Hagerstown, Maryland manufacturing facility which is excess to projected capacity needs. The Company intends to use the proceeds from these sales to reduce its existing borrowing against the bank revolving credit facility.

    The Company's net inventory decreased to $412.2 million at January 30, 1994 from $439.7 million at July 31, 1993. Excess-over-average and production inventory declined reflecting the increased maturity of newer programs, the reduced sales volume and the efforts of management to control inventory levels. These reductions were partially offset by an increase in pre-production inventory, primarily in the MD-90, A340 and V2500 programs.

    Capital expenditures for property, plant and equipment totaled $2.9 million for the first six months of fiscal year 1994, down from $18.9 million in the first six months of fiscal year 1993. Capital expenditures in the first six months of fiscal year 1993 were higher than in the first six months of fiscal year 1994, due in large part to expenditures for new office and manufacturing facilities. In addition, the Company has substantially curtailed its previously planned capital expenditures for the balance of fiscal year 1994 in line with other cost cutting efforts. The Company believes that the amount it plans to spend on capital expenditures over the next several years will be sufficient to meet the Company's production requirements.

    The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.3 billion at January 30, 1994 compared to $1.4 billion at July 31, 1993. Approximately $0.4 billion of the $1.3 billion backlog is expected to be delivered in the remainder of fiscal year 1994. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an adjustment in contract amounts. The Company has an additional $2.7 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

    Results of Operations

    First Six-Months Fiscal 1994 Compared to First Six-Months Fiscal 1993
    ---------------------------------------------------------------------

    Total sales for the first six months of fiscal year 1994 were $484.8 million, down $141.2 million from the first six months of fiscal year 1993. Commercial sales during the first six months of fiscal year 1994 were down compared to the same period of fiscal year 1993 due primarily to reductions in deliveries. Government sales for the comparative period declined due primarily to a reduction in the delivery rate on the Titan program. Commercial sales aggregated 88 percent and government sales 12 percent of the Company's total sales in the first six-months of fiscal year 1994.

    Operating income increased to $31.7 million for the first half of fiscal year 1994 up from $9.0 million for the same period of fiscal year 1993. A significant contributor was reduced general and administrative expenses which declined $9.1 million from $22.5 million for the first six months of fiscal 1993 to $13.4 million in the first six months of fiscal 1994. The decline was primarily the result of work force reductions and other ongoing cost cutting efforts. Fiscal 1994 results were adversely impacted by a reduction in sales volume on several programs. Fiscal 1993 results were impacted by losses on tooling and design efforts and cost problems related to certain programs, a loss on the 727 Re-engine program, and $5 million for additional provisions related to various litigation uncertainties. Operating income in the first half of fiscal year 1994 was also impacted by a less favorable follow-on contract on the Titan program.

    Net interest expense was $23.7 million for the first six months of fiscal year 1994 compared to $22.8 million for the same period last year. While total financings have declined, interest rates paid by the Company have increased primarily due to the replacement of certain variable rate financings with long-term fixed rate financing.

    Earnings for the first six months of fiscal year 1994 were a positive $7.7 million or 43 cents per share compared to a loss of $8.5 million or 48 cents per share (before the cumulative effect of the accounting change) for the same period last year. The Omnibus Budget Reconciliation Act, adopted in August 1993, increased federal tax rates, thus causing the deferred tax asset shown on the balance sheet to increase and taxes on income to decrease for the first six-months of fiscal year 1994. This resulted in a one time increase in net income of $2.8 million and earnings per share of 16 cents.

    The first six-months of fiscal year 1993 were additionally impacted by a loss of $223.9 million, net of taxes or $12.52 per share due to the cumulative effect for the changes in the application of accounting principles through July 31, 1992, adopted on a retroactive basis in the third quarter of fiscal year 1993.

    Additional Items
    ----------------

    The Company is still experiencing softness in orders by airlines for spare components, causing revisions to the spare delivery forecast in the near term on certain programs.

    The Company has notified its customer on the V2500 program that it has exercised its contractual right to terminate the contract in 1995 so the Company will not be required to accept orders under the current contract terms after mid year 1995. The Company is discussing possible alternative contractual arrangements with its customer under which it would continue with the program. In addition, anticipated spares deliveries for the V2500 program have been revised downward in the near term and the Company now expects to incur the total loss previously booked on this program.

    The Company, and its actuary, are evaluating the extent to which the downsizing of personnel may necessitate the expensing of unamortized pension benefit past service costs related to the termination of employees. This evaluation and the recognition of its financial impact is expected to be complete by the end of the third quarter of fiscal 1994.

    Second Quarter Fiscal Year 1994 Compared to Second Quarter Fiscal Year 1993
    ---------------------------------------------------------------------------

    Commercial sales during the second quarter of fiscal 1994 were down compared to the same period of fiscal year 1993 due primarily to delivery rate reductions. Government sales for the comparative period declined due primarily to a reduction in the delivery rate on the Titan program. Commercial sales aggregated 87 percent and government sales 13 percent of the Company's total sales in the second quarter of fiscal year 1994.

    Operating income and net interest expense were impacted by the factors discussed in the previous section.

                          PART II.  OTHER INFORMATION


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on Saturday, December 4, 1993 at the offices of the Company in Chula Vista, California. Of the 18,017,930 shares eligible to vote at the meeting, 14,792,566 were represented. Messrs. Wallace W. Booth, James J. Kerley, Robert H. Rau and William P. Sommers were elected as Directors for the three-year terms expiring at the Annual Meeting in 1996, each receiving in excess of 14.1 million affirmative votes. Directors whose terms of office as Directors continued after the meeting included Messrs. Wallace Barnes, Eugene E. Covert, Wayne M. Hoffman, D. Larry Moore, Robert M. Price and Jack D.Steele. As set forth in the proxy, prior to the annual meeting of shareholders, the Board of Directors decreased the authorized number of Directors of the Company from 12 to 10 effective with the adjournment sine die of the 1993
                                                         ---- ---
    Annual Meeting of Shareholders.

    The shareholders also approved the selection of Deloitte & Touche as the Company's independent auditors for fiscal 1994. The selection of Deloitte & Touche was approved, receiving 14,528,093 affirmative votes, 88,528 negative votes and 175,935 abstentions.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Index to Exhibits:

              11.1 Calculation of Primary Net Income Per Share of Common Stock
              11.2 Calculation of Fully Diluted Net Income Per Share of Common
                   Stock

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during this period.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       ROHR, INC.



    March 15, 1994                              By: /s/ A. L. MAJORS
                                                   -------------------------
                                                   A. L. Majors
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)