Form 10-Q
period 1994-05-01
ROHR INC
filed 1994-06-13
CIK 84801

                              FY94: THIRD QUARTER
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 1994


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

YES  X   NO
    ---    ---


AS OF MAY 31, 1994, THERE WERE 18,030,430 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

                         PART 1.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (in thousands except for share data)
                      ------------------------------------

                                                           MAY 1,       JULY 31,
                                                            1994          1993
                                                         -----------   -----------
                                                         (UNAUDITED)
ASSETS
- - ------
Cash and short-term investments                           $  25,985    $   42,186
Accounts receivable                                          91,899        94,140
Inventories:
  Work-in-process                                           463,305       560,139
  Raw materials, purchased parts and supplies                28,078        32,575
  Less customers' progress payments and advances           (105,537)     (152,976)
                                                          ---------    ----------
    Inventories - net                                       385,846       439,738

Prepaid expenses and other current assets                    12,091        16,861
Deferred tax asset                                           13,723        13,654
                                                          ---------    ----------
     TOTAL CURRENT ASSETS                                   529,544       606,579

PROPERTY, PLANT AND EQUIPMENT                               498,784       496,452
  Less accumulated depreciation and amortization           (273,122)     (257,407)
                                                          ---------    ----------
    Property, plant and equipment - net                     225,662       239,045

INVESTMENT IN LEASES                                         37,699        38,233
DEFERRED TAX ASSET                                          119,123        89,348
OTHER ASSETS                                                 37,616        44,581
                                                          ---------    ----------
                                                          $ 949,644    $1,017,786
                                                          =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Trade accounts and other payables                         $ 127,695    $  166,916
Salaries, wages and benefits                                 35,694        38,623
Current portion of long-term debt                            15,574        50,719
                                                          ---------    ----------
    TOTAL CURRENT LIABILITIES                               178,963       256,258

LONG-TERM DEBT                                              466,562       480,889
PENSION AND POST-RETIREMENT OBLIGATIONS                     131,509        63,040
OTHER OBLIGATIONS                                            27,058        35,356
COMMITMENTS AND CONTINGENCIES                                     -             -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share, 10 million
  shares authorized, none issued                                  -             -
Common stock, $1 par value per share, authorized
  50,000,000 shares; issued and outstanding
  18,009,680 and 17,995,866 shares respectively              18,010        17,996
Additional paid-in capital                                  102,546       102,312
Retained earnings                                            80,289        75,241
Minimum pension liability adjustment                        (55,293)      (13,306)
                                                          ---------    ----------
  TOTAL SHAREHOLDERS' EQUITY                                145,552       182,243
                                                          ---------    ----------
                                                          $ 949,644    $1,017,786
                                                          =========    ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
               -------------------------------------------------
                    (in thousands except for per share data)
                    ----------------------------------------

                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                               --------------------    ---------------------
                                                MAY 1,       MAY 2,      MAY 1,       MAY 2,
                                                1994         1993        1994         1993
                                               --------    --------    ---------   ---------
Sales                                          $231,101    $296,781    $715,924    $ 922,785
Costs and Expenses                              209,255     308,934     648,974      903,521
General & Administrative Expenses                 7,286      11,214      20,732       33,662
Unusual Items                                     7,926                   7,926
                                               --------    --------    --------    ---------
Operating Income (Loss)                           6,634     (23,367)     38,292      (14,398)

Interest Income                                     395         272         915          677
Interest Expense                                 11,436      12,890      35,637       36,065
                                               --------    --------    --------    ---------
Income (Loss) before Taxes and Cumulative
  Effect of Accounting Changes                   (4,407)    (35,985)      3,570      (49,786)

Taxes (Benefit) on Income                        (1,720)    (13,784)     (1,478)     (19,070)
                                               --------    --------    --------    ---------
Income (Loss) before Cumulative Effect
  of Accounting changes                          (2,687)    (22,201)      5,048      (30,716)

Cumulative Effect through July 31, 1992
  of accounting changes, net of taxes                 -           -           -     (223,950)
                                               --------    --------    --------    ---------
Net Income (Loss)                              $ (2,687)   $(22,201)   $  5,048    $(254,666)
                                               ========    ========    ========    =========
Net Income (Loss) per Average
  Share of Common Stock:
    Before cumulative effect of
      accounting changes                         $(0.15)     $(1.24)   $   0.28    $   (1.72)
    Effect through July 31, 1992
      of accounting changes                           -           -           -       (12.52)
                                               --------    --------    --------    ---------
Net Income (Loss)                              $  (0.15)   $  (1.24)   $   0.28    $  (14.24)
                                               ========    ========    ========    =========
Cash Dividends per Share
  of Common Stock                                     -           -           -            -

Total Common Stock and
  Common Stock Equivalents                       18,063      17,898      18,041       17,889


                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------

                                                                    NINE MONTHS ENDED
                                                                 -----------------------
                                                                   MAY 1,       MAY 2,
                                                                    1994         1993
                                                                 ----------   ----------
OPERATING ACTIVITIES:
  Net income (loss)                                              $   5,048    $(254,666)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Cumulative effect of accounting changes, net of taxes                       223,950
    Depreciation and amortization                                   17,041       18,974
    Changes due to (increase) decrease in operating assets:
      Accounts receivable                                           21,408       19,218
      Net inventories                                               53,892       43,844
      Prepaid expenses and other assets                              4,060        8,202
      Deferred taxes                                                (1,618)     (24,064)
    Changes due to increase (decrease) in operating
    liabilities:
      Payables and Other Liabilities                               (43,391)       7,322
    Other                                                             (463)       2,720
                                                                 ---------    ---------
  Net cash provided by operating activities                         55,977       45,500
                                                                 ---------    ---------
  INVESTING ACTIVITIES:
  Proceeds from sale-leaseback transactions                              -       52,247
  Purchase of property, plant and equipment - net                   (3,660)     (22,889)
  Other                                                                 75       (1,274)
                                                                 ---------    ---------
  Net cash provided by (used in) investing activities               (3,585)      28,084
                                                                 ---------    ---------
  FINANCING ACTIVITIES:
  Issuance of 9.33% senior notes                                         -       62,000
  Annual principal payment on 9.35% senior notes                   (12,500)     (12,500)
  Repayment of medium-term notes                                   (35,000)     (10,000)
  Net short-term borrowings (repayments)                                 -      (20,000)
  Long-term borrowings under revolving credit
    agreement                                                      101,000       90,000
  Repayment of borrowings under revolving
    credit agreement                                              (101,000)     (90,000)
  Repayment of other long-term borrowings                           (1,972)     (27,370)
  Net repayment of receivable and equivalents                            -      (45,000)
  Proceeds from cash values in
    insurance policies                                                   -        9,984
  Cash collateral for receivables sales program                    (19,167)           -
  Stock contributions to employee benefit plans                          -          741
  Other                                                                 46           20
                                                                 ---------    ---------
  Net cash used in financing activities                            (68,593)     (42,125)
                                                                 ---------    ---------
  INCREASE (DECREASE) IN CASH AND
    SHORT-TERM INVESTMENTS                                         (16,201)      31,459
  CASH AND SHORT-TERM INVESTMENTS,
    BEGINNING OF PERIOD                                             42,186       21,122
                                                                 ---------    ---------
  CASH AND SHORT-TERM INVESTMENTS,
    END OF PERIOD                                                $  25,985    $  52,581
                                                                 =========    =========
  SUPPLEMENTAL INFORMATION:

  Cash paid for interest, net of amounts capitalized             $  36,612    $  33,990
  Cash paid for income taxes, net of refunds                           115        5,112

                          ROHR, INC.  AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

    The consolidated balance sheet as of May 1, 1994, and statements of operations for the three month and nine month periods ended May 1, 1994 and May 2, 1993, and cash flows for the nine month periods ended May 1, 1994, and May 2, 1993, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the July 31, 1993 Form 10-K.

    CONTINGENCIES

    In June 1987, the U.S. District Court of Los Angeles, in U.S. et al, vs. Stringfellow, granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusions of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing". In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65% to the State of California and 10% to the Stringfellow entities, leaving 25% to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28% depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95% share for the State of California, and 5% for the Stringfellow entities, leaving 0% for the generator/counterclaimants. This special master's finding is subject to a final decision and appeal. The Company and the other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, may ultimately be found to be responsible. Notwithstanding, this CERCLA liability is sometimes allocated among hazardous waste generators who used a waste disposal site based on the volume of hazardous waste they disposed at the site. The Company is the second largest generator of wastes by volume disposed at the site, although it and certain other generators have argued the final allocation of cleanup costs among generators should not be determined solely by volume. The largest volume generator of wastes disposed at the Stringfellow site has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers.

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

    The Company intends to continue to vigorously defend itself in the Stringfellow matter and believes, based upon currently available information, that the ultimate resolution will not have a material adverse effect on the financial position, liquidity, or results of operations of the Company.

    The Company is also involved in several other proceedings and investigations related to environmental protection matters. It is difficult to estimate the ultimate level of environmental expenditures that will be required in connection with these matters due to a number of uncertainties, including the complexity of the related laws and their interpretation, alternative cleanup technologies and methods, insurance and other recoveries, and in some cases, the extent and uncertainties of the Company's involvement. However, the Company has heard of preliminary estimates of cleanup costs for the Rio Bravo, Chatham Brothers and Casmalia waste disposal sites as approximately $7 million, $30 million and $70 million, respectively, and the Company's share (based on estimated, respective volumes of discharges into such sites by all generators, all of which cannot now be known with certainty) could approximate $0.5 million for the Rio Bravo site, $0 for the Chatham Brothers site (based on the Company's belief that it never used that site), and $1.8 million for the Casmalia site. The Company does not yet know about the ability of all of the other waste generators using the Casmalia and Rio Bravo sites to fund their allocable share, and the Company could be found jointly or severally liable with all waste generators using such sites. The Company has made claims against its insurance carriers for certain of these items, and has received claims acknowledgment letters reserving the rights of such carriers. The insurers have alleged or may allege various defenses to coverage, although no litigation has been commenced. Based upon presently available information, the Company believes that capital expenditures and costs of remedial actions in relation to these other matters will not have a material adverse effect on the financial position or results of operations of the Company.

    In 1990, the Division of Enforcement of the Securities and Exchange Commission (the "SEC") began conducting an informal inquiry regarding various Company production programs, program and contract estimates at completion and related accounting practices. Following the filing of a registration statement with the SEC, the Company received on August 17, 1993, and shortly thereafter responded to, a request for documents from the SEC Division of Enforcement concerning its decision to change its accounting practices relating to long-term programs and contracts, and its previous practice of capitalizing pre-certification and certain general and administrative costs. The Company has received no further comments from the SEC Division of Enforcement since that date.

    The Company is involved as plaintiff or defendant in various other legal and regulatory actions and inquiries incident to its business, none of which are believed by management to have a material adverse effect on the financial position or results of operations of the Company.

    EMPLOYEE BENEFIT PLANS AND UNUSUAL ITEMS

    The Company reduced the actuarially assumed discount rate for pension plan valuation to 7.5% for fiscal year 1994 from the 8.5% used for fiscal year 1993 in order to reflect prevailing interest rates. This increased the Company's accrued pension benefit obligation. This change, along with increased early retirements and market performance of trust assets, increased the reported underfunded status of the plan by $66.6 million to a total of $124.1 million as of May 1, 1994. This $66.6 million increase resulted in the recognition of such amount as additional pension liability along with a $42 million reduction to shareholders' equity, net of the related tax benefits.

    Operating income was reduced by unusual items aggregating $7.9 million, representing the write-off of unamortized pension past service costs related to the downsizing of employment levels in line with current business conditions, net of a gain on the sale of the Auburn, Washington facility, which was closed during the prior fiscal year.

    SUBSEQUENT EVENTS

    On May 19, 1994, subsequent to the close of the third quarter, the Company completed its public offering of $100 million of 11.625% Senior Notes due May 15, 2003 and the concurrent public offering of $50 million of 7.75% Convertible Subordinated Notes due May 15, 2004. On June 9, 1994, the Company was notified that Salomon Brothers Inc, the underwriter for the offerings, had elected to exercise its over-allotment option to purchase an additional $7.5 million of Convertible Subordinated Notes.

    Approximately $64 million of the net proceeds from these offerings was used to repay all amounts outstanding under the Company's revolving credit agreement. The remaining proceeds will be used for general corporate purposes.

    Both series of notes are general unsecured obligations of the Company paying interest semi-annually commencing November, 1994 and do not have sinking fund requirements. The Convertible Subordinated Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a conversion price of $10.35 per share.

    Effective upon the issue date of the new Notes, the Company amended the revolving credit agreement extending the credit commitment through April, 1997. The revised commitment is initially for $110 million and steps down by $10 million every six months beginning October 1995 until it reaches $80 million. This credit facility matures in April 1997. This amendment, as well as amendments to other of the Company's principal financing agreements, revised the existing financial covenant levels and removed the requirement that the Company issue $100 million of subordinated debt on or prior to August 1, 1994.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    Presented below is management's analysis of operating results for the three month and nine month periods ended May 1, 1994 and May 2, 1993. Also presented are material developments in the Company's liquidity and capital resources since July 31, 1993. These discussions should be read in conjunction with the financial statements and management's discussion and analysis thereof included in the Company's July 31, 1993 Form 10K.

    First Nine Months Fiscal 1994 Compared to First Nine Months Fiscal 1993

    Total sales for the first nine months of fiscal year 1994 were $715.9 million, down $206.9 million or 22.4% from the first nine months of fiscal year 1993. Commercial sales during the first nine months of fiscal year 1994 were down compared to the same period of fiscal year 1993 due primarily to reductions in deliveries. Government sales for the comparative period declined due primarily to a reduction in the delivery rate on the Titan program. Commercial sales aggregated 87% and government sales 13% of the Company's total sales in the first nine months of fiscal year 1994, very similar to the prior year.

    Operating income for the first nine months of fiscal year 1994 was $38.3 million. Operating income was reduced by unusual items aggregating $7.9 million, representing the write-off of unamortized pension past service costs related to the downsizing of employment levels in line with current business conditions, net of a gain on the sale of the Auburn, Washington facility, which was closed during the prior fiscal year. Operating income before the unusual items was $46.2 million for the first nine months of fiscal year 1994 compared to an operating loss of $14.4 million for the same period of fiscal year 1993. A significant contributor to improved operating income was reduced general and administrative expenses which declined $13.0 million from $33.7 million for the first nine months of fiscal 1993 to $20.7 million in the first nine months of fiscal 1994. The decline was primarily the result of downsizing and other ongoing cost cutting efforts. Fiscal 1994 results are being adversely impacted by a reduction in sales volume on several programs. Fiscal 1993 results were impacted by losses on tooling and design efforts, and cost problems related to certain programs including the V2500. In addition, fiscal 1993 results were negatively impacted by a $25.0 million net provision for asset and liability valuations and litigation uncertainties. During and shortly following the third quarter of fiscal 1994, several of these litigation uncertainties were settled with the U.S. Air Force and U.S. Government at amounts in line with provisions previously established.

    Net interest expense was $34.7 million for the first nine months of fiscal year 1994 compared to $35.4 million for the same period last year. While total debt has declined, interest rates paid by the Company have increased primarily due to the replacement of certain variable rate financings with long-term fixed rate financings.

    Net income for the first nine months of fiscal year 1994 was a positive $5.0 million or 28 cents per share compared to a loss of $30.7 million or $1.72 per share (before the cumulative effect of the accounting change described below) for the same period last year. The net impact of the unusual items described above was to reduce net income for the nine months of fiscal 1994 by

    $4.8 million or 27 cents per share. The increase in federal income tax rates resulting from the Omnibus Budget Reconciliation Act, implemented in August 1993, increased net income by $2.8 million and earnings per share or 16 cents. Excluding unusual items and the positive impact of the tax act, earnings would have been 39 cents per share for the nine months of fiscal 1994.

    The first nine months of fiscal year 1993 were also impacted by a loss of $223.9 million, net of taxes, or $12.52 per share, due to the cumulative effect for the changes in the application of accounting principles through July 31, 1992, adopted on a retroactive basis in the third quarter of fiscal year 1993.

    Third Quarter of Fiscal 1994 Compared to Third Quarter of Fiscal 1993

    Total sales during the third quarter of fiscal 1994 were $231.1 million compared to $296.8 million in the third quarter of the fiscal year 1993. Commercial sales during the third quarter of fiscal 1994 were down compared to the same period of fiscal 1993 due primarily to reduction in deliveries. Government sales for the comparable period declined due primarily to a reduction in the delivery rate on the Titan program. Commercial sales aggregated 84% and government sales 16% of the Company's total sales in the third quarter of fiscal year 1994.

    Operating income for the third quarter of fiscal 1994, excluding the impact of unusual items described in the previous section, was $14.5 million, representing an operating margin of 6.3 percent. Including unusual items of $7.9 million, operating income was $6.6 million for the third quarter. Operating income was impacted by the factors discussed in the previous section.

    Additional Items

    In fiscal 1993, the IRS issued a Revenue Agent's Report challenging the Company's adoption in 1984 of the Completed Contract Method of Accounting ("CCMA"), the Company's tax deduction for funding liabilities related to a Voluntary Employee Benefit Association ("VEBA") and certain other matters. During the third quarter of fiscal 1994, the IRS conceded that the Company was entitled to use CCMA. The Company is negotiating a resolution of the remaining adjustment issues with the IRS. The Company believes that the resolution of these remaining issues will not have a material adverse effect on the Company and its financial position.

    Government (military and space) sales accounted for approximately 13% of the Company's total sales for the nine months ended May 1, 1994 and for the fiscal year ended July 31, 1993. The

    Company expects that the percentage of Company revenues attributable to government sales will decline in future years. The production rate for the Titan rocket motor casing program, which accounted for 5.9% of revenues in fiscal 1993, is expected to decline substantially in response to market demand. In addition, another company's alternative technology casing approach may allow it to become a leading competitor in the market for this product in the future. The Company's military sales are primarily associated with older programs which are being phased out of production.

    Following the end of the third quarter, the Company reached an agreement with International Aero Engines on the V2500 program for Airbus A319, A320, A321 aircraft under which the Company will continue to manufacture key program components and provide total system support. Retention of this program under mutually agreeable contractual terms was a key objective of the Company.

    LIQUIDITY AND CAPITAL RESOURCES

    For the first nine months of fiscal year 1994, net cash provided by operating activities totaled $56.0 million compared to $45.5 million during the first nine months of fiscal year 1993. Net cash provided by operations for the three months ended May 1, 1994 totaled $11.0 million. During the three months ended May 2, 1993, net cash provided by operating activities totaled $81.1 million due to several large receipts for tooling, engineering changes and similar non-recurring expenses, as well as the receipt of certain amounts that had been deferred pending aircraft certification. Net cash provided by operations is subject to significant variations from period to period.

    The Company's total debt at May 1, 1994 aggregated $482.1 million, a decrease of $49.5 million from $531.6 million on July 31, 1993. This reduction was primarily the result of a scheduled repayment of the medium term note for $35 million in October, 1993 and the annual scheduled principal payment of $12.5 million in January, 1994 on its 9.35% Senior Notes due 2000. At May 1, 1994, the Company had $50 million of borrowings under its committed revolving credit agreement, the same amount borrowed at July 31, 1993. Total financings, which include balance sheet indebtedness and off-balance sheet financings, aggregated $572.6 million at May 1, 1994, down $71.3 million from July 31, 1993. In addition to the decline in debt reported on the balance sheet, this decrease reflects a temporary reduction to the receivables financing program as discussed below.

    The Company is a party to a $60.0 million accounts receivable facility under which it sells receivables from specified customers on an on-going basis. Due to the slow down in the aerospace industry, the amount of outstanding receivables from these customers has fallen below levels which existed at the start of the facility. As a result, the Company has elected to deposit cash collateral from time to time as required to support the facility and has withdrawn such cash when it is no longer required to be deposited. At May 1, 1994 the Company had $19.2 million of cash collateral on deposit.

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

    In order to enhance liquidity and improve its financial flexibility, the Company adopted a financing plan with the objective of increasing long-term financing and extending the Company's revolving credit agreement. On May 19, 1994, subsequent to the close of the third quarter, the Company completed its public offering of $100 million of 11.625% Senior Notes due May 15, 2003 and the concurrent public offering of $50 million of 7.75% Convertible Subordinated Notes due May 15, 2004. On June 9, 1994, the Company was notified that Salomon Brothers Inc, the underwriter for the offerings, had elected to exercise its over-allotment option to purchase an additional $7.5 million of Convertible Subordinated Notes.

    Approximately $64 million of the net proceeds from these offerings was used to repay all amounts outstanding under the Company's revolving credit agreement. The remaining net proceeds will be used for general corporate purposes.

    Both series of notes are general unsecured obligations of the Company paying interest semi-annually commencing November, 1994 and do not have sinking fund requirements. The Convertible Subordinated Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a conversion price of $10.35 per share.

    Effective upon the issue date of the new Notes, the Company amended the revolving credit agreement extending the credit commitment through April, 1997. The revised commitment is initially for $110 million and steps down by $10 million every six months beginning October 1995 until it reaches $80 million. This credit facility matures in April 1997. This amendment, as well as amendments to other of the Company's principal financing agreements, revised the existing financial covenant levels and removed the requirement that the Company issue $100 million of subordinated debt on or prior to August 1, 1994.

    During the third quarter, the Company renewed a letter of credit securing its obligations to the State of California in connection with its self-insured workers' compensation program. A second letter of credit, which supports $16.5 million of industrial development bonds, will expire in July, 1994. In connection with this pending expiration, the Company will repurchase the bonds from the existing holders and is preparing to re-market the bonds to new holders.

    The Company has been negotiating the sale of several non-core assets which are not material to its business. In March 1994, the Company completed the sale of its Auburn, Washington plant which had been closed in fiscal year 1993. In addition, on June 13, 1994, subsequent to the end of the fiscal quarter, the Company completed the sale of its corporate jet product line. The Company is continuing to negotiate the sale of its business for the overhaul and repair of nacelle and thrust reverser components. The corporate jet product line and the overhaul and repair business generated approximately $25 million and $10 million, respectively, of revenues in the fiscal year ended July 31, 1993.

    As previously announced, the Company reduced the actuarially assumed discount rate used to calculate the accrued benefit obligation for its pension plans from 8-1/2% used in the prior year to 7-1/2%. This reduction was made to reflect prevailing interest rates. This change, along with increased early retirements and market performance of trust assets, increased the reported underfunded status of the plans by $66.6 million to a total of $124.1 million as of May 1, 1994. This $66.6 million increase resulted in the recognition of such amount as additional pension liability along with a $42 million reduction to shareholders' equity, net of the related tax benefits.

    The Company's net inventory decreased to $385.8 million at May 1, 1994 from $439.7 million at July 31, 1993. Production inventory declined as a result of the claims settlement on the U.S. Air Force contracts, a slowdown in delivery schedules and the efforts of management to control inventory levels through shorter lead and cycle times and just-in-time contracts with suppliers. Excess-over-average inventory declined reflecting the increased maturity of newer programs. These reductions were partially offset by an increase in pre-production inventory, primarily in the MD-90, A340, PW4000 and V2500 programs. Customer progress payments and advances declined primarily as a result of the claims settlement on the U.S. Air Force contracts.

    Capital expenditures for property, plant and equipment totaled $3.7 million for the first nine months of fiscal year 1994, down from $22.9 million in the first nine months of fiscal year 1993. Capital expenditures in the first nine months of fiscal year 1993 were higher due in large part to expenditures for new office and manufacturing facilities. In addition, the Company has substantially curtailed its previously planned capital expenditures for the balance of fiscal year 1994 in line with other cost cutting efforts and anticipates such expenditures will not exceed an average of $20 million per year over the subsequent four years. Given its substantial recent investments, the Company believes that the amount it plans to spend on capital expenditures over the next several years will be sufficient to meet the Company's production requirements.

    The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.3 billion at May 1, 1994 compared to $1.4 billion at July 31, 1993. Approximately $0.2 billion of the $1.3 billion backlog is expected to be delivered in the remainder of fiscal year 1994. (Sales during any period include certain sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an adjustment in contract amounts. The Company has an additional $2.6 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

                          PART II.  OTHER INFORMATION


    ITEM 2. CHANGES IN SECURITIES


    Under the terms of the Company's three-year revolving credit agreement, as amended after the end of the third quarter of fiscal 1994, the Company may not pay dividends on its common stock.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Index to Exhibits:

                     4.3.2 Second Amendment Agreement, dated as of September 24, 1993, to Note Agreement dated as of January 15, 1990.

                     4.3.3 Third Amendment Agreement, dated as of May 10, 1994, to Note Agreement dated as of January 15, 1990.

                     4.4.1 Second Amendment Agreement, dated as of September 24, 1993, to Note Agreement dated as of December 21, 1992.

                     4.4.2 Third Amendment Agreement, dated as of May 10, 1994, to Note Agreement dated as of December 21, 1992.

                     4.5 Indenture, dated as of May 15, 1994, between Rohr, Inc., and IBJ Schroder Bank and Trust Company, trustee, relating to 11-5/8% senior notes.

                     4.6 Indenture, dated as of May 15, 1994, between Rohr, Inc., and The Bank of New York, trustee, relating to 7-3/4% convertible subordinated notes.

                     10.11.6 Sixth Amendment to Bank Credit Agreement, dated as of September 24, 1993.

                     10.11.7 Seventh Amendment to Bank Credit Agreement, dated as of May 10, 1994.

                     10.13.3    Amendment Agreement, dated as of September
                                24, 1993.

                     10.13.4    Amendment Agreement, dated as of May 10, 1994.

                     11.1 Calculation of Primary Net Income Per Share of Common Stock

                     11.2 Calculation of Fully Diluted Net Income Per Share of Common Stock

           (b)  Reports on Form 8-K

    There were no reports filed on Form 8-K during this period. However, on May 4, 1994 a report on Form 8-K, dated May 2, 1994, was filed by the Company under Item 5, "Other Events" discussing (i) the settlement of all contractors disputes between the Company and the U.S. Air Force and (ii) the settlement of the civil and criminal claims concerning an investigation by the Los Angeles office of the U.S. Attorney.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ROHR, INC.



    June 13, 1994                              By:/S/ A. L. MAJORS
                                              ----------------
                                              A. L. Majors
                                              Vice President and Controller
                                              (Chief Accounting Officer)