Form 10-K
period 1994-07-31
ROHR INC
filed 1994-09-26
CIK 84801

                                      1994

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JULY 31, 1994            COMMISSION FILE NUMBER 1-6101

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

                                 (619) 691-4111
                                (Telephone No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             --------------------                          ---------------------
Common Stock, $1 par value                          New York Stock Exchange
                                                    Pacific Stock Exchange
                                                    The Stock Exchange, London

7% Convertible Subordinated Debentures              New York Stock Exchange
 due 2012                                           Pacific Stock Exchange
                                                    The Stock Exchange, London

7 3/4% Convertible Subordinated Notes due 2004      New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  AT SEPTEMBER 16, 1994, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED ON MARKET QUOTATIONS AS OF THAT DATE, WAS APPROXIMATELY $183,623,707.

  AS OF SEPTEMBER 16, 1994, THERE WERE 18,053,932 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the following documents are incorporated into this report by reference:

  1. Part II       Registrant's Annual Report to Shareholders for fiscal year ended July 31, 1994.
  2. Part III      Registrant's definitive Proxy Statement to be filed with the
                   Securities and Exchange Commission within 120 days after the close of the fiscal year.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I.

                                                                            PAGE
                                                                            ----
 Item 1.    Business.....................................................     1
             General.....................................................     1
             Products....................................................     1
             Contracts...................................................     3
             Subcontractors..............................................     5
             Program Funding.............................................     5
             Principal Customers.........................................     6
             Backlog.....................................................     6
             Competition.................................................     6
             Raw Materials and Suppliers.................................     7
             Employees...................................................     8
             Environmental Matters.......................................     8
             Research and Development....................................     8
             Patents and Proprietary Information.........................     9
             Manufacturing...............................................     9
             Miscellaneous...............................................     9
 Item 2.    Properties...................................................    10
 Item 3.    Legal Proceedings............................................    10
 Item 4.    Submission of Matters to a Vote of Security Holders..........    14
 Additional
 Item       Executive Officers of the Registrant.........................    14

                                    PART II.

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters......................................................    15
 Item 6.    Selected Financial Data......................................    16
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    16
 Item 8.    Financial Statements and Supplementary Data..................    16
 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    16

                                   PART III.

 Item 10.   Directors and Executive Officers of the Registrant...........    16
 Item 11.   Executive Compensation.......................................    16
            Security Ownership of Certain Beneficial Owners and
 Item 12.   Management...................................................    17
 Item 13.   Certain Relationships and Related Transactions...............    17

                                    PART IV.

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K..........................................................    17

                                   SIGNATURES

            Signature Page...............................................    29

                                     PART 1

ITEM 1. BUSINESS

GENERAL

  Rohr Inc., (the "Company"), incorporated in Delaware in 1969, is the successor to a business originally established in 1940 under the name of Rohr Aircraft Corporation. The Company, a leading aerospace supplier, provides nacelle and pylon systems integration, design, development, manufacturing, and support services to the aerospace industry worldwide. The Company focuses its efforts on the market for commercial aircraft which seat 100 or more passengers. Its principal products include nacelles, which are the aerodynamic structures or pods that surround an aircraft's jet engines; thrust reversers, which are part of the nacelle system and assist in the deceleration of jet aircraft after landing; pylons (sometimes referred to as struts) which are the structures that attach the jet engines or the propulsion system to the aircraft; noise suppression systems; engine components; and structures for high-temperature environments. The Company also manufactures solid rocket motor casings and nozzles for the Titan space program. In addition, the Company conducts product research and development in advanced composites and metals, high-temperature materials, acoustics, and manufacturing processes for existing and future applications.

  The Company sells products and services to the three major commercial airframe manufacturers (Boeing, Airbus, and McDonnell Douglas) and to the five major jet engine manufacturers (General Electric, Rolls-Royce, Pratt & Whitney, CFM International, and International Aero Engines). In addition, the Company has the right to provide customer and product support directly to approximately 150 airline operators and service centers around the world, including on-site field services and the sale of spare parts. The Company's commercial and government (military and space) products represented 86% and 14%, respectively, of its sales in the fiscal year ended July 31, 1994.

  The Company has over 50 years of experience in the aerospace industry. Originally, the Company operated as a subcontractor to the airframe manufacturers, building parts to the customer's design. Later, it also began to build to its own designs based on customer specifications. Eventually, the Company also began operating as a subcontractor to the engine manufacturers. Over the last decade, the Company significantly expanded its role in many newer programs by becoming a systems integrator for nacelle systems with responsibility for the integration and management of the design, tooling, manufacture, and delivery of complete nacelle systems, directing the efforts of international consortia in some cases. As a result of this range of experience, the Company can provide many different levels of service to its customers depending upon their needs. The Company can build to the customer's design, assist in that design, or assume total responsibility for design, manufacture, integration and product support. In addition, over the last several years, the Company has expanded its services to the airlines through the direct sale of spare parts, the provision of technical support and training, and the operation of repair and overhaul facilities.

PRODUCTS

  General. The Company designs and manufactures nacelle systems, nacelle components, pylons or struts, non-rotating components for jet engines, and other components for commercial and military aircraft. A nacelle system generally includes the nose cowl or inlet, fan cowl, nozzle systems and thrust reverser. The nacelle houses electrical, mechanical, fluid, and pneumatic systems together with various panels, firewalls, and supporting structures; the aircraft engine (which is provided by the customer); and purchased or customer-furnished engine equipment such as electrical generators, starters, fuel pumps and oil coolers. The Company also performs engine build-ups ("EBU") by assembling nacelle systems and the related electrical, mechanical, fluid and pneumatic systems onto core aircraft engines.

  Commercial. The Company manufactures and/or is responsible for the design of nacelle systems, including thrust reversers, for the McDonnell Douglas MD-80, the Pratt & Whitney PW4000 series engine option for the McDonnell Douglas MD-11 and the Airbus A310 and A300-600. The Company manufactures the thrust reverser, nozzle, pylons and fan cowl for Rolls-Royce engine options for the Boeing 757; the nacelle without thrust reverser for the CF6-80C2, which is the General Electric engine option for the Airbus A310 and A300-600 and McDonnell Douglas MD-11, and nacelle components, including the nose cowl, fan cowl, and extension ring, for the Boeing 737. The Company is completing the design and tooling for the manufacture of the aft fan case nozzle and plug for the General Electric GE 90 engine option for the Boeing 777. Major components produced by the Company for the General Electric CF6-80C2 nacelle are also used on the Boeing 747 and
767. The Company is in the development phase of the V2500 nacelle with thrust reverser for the MD-90.

  Programs for which the Company has become a systems integrator, with responsibility for the integration and management of the design, tooling, manufacture, and delivery of the complete nacelle or pylon system, include the CFM International CFM56-5 and the International Aero Engines (an international consortium) V2500 nacelle program, both of which engines are being competitively marketed for the Airbus A319, A320 and A321; the pylon program for the McDonnell Douglas MD-11 aircraft; the nacelle with thrust reverser for the CFM International-powered Airbus A340; and the nacelle with thrust reverser for the McDonnell Douglas MD-90 aircraft. The Company's enhanced role on these programs broadens the Company's business base in the commercial aerospace industry, but terms and conditions of these contracts require a substantial investment in working capital and subject the Company to increased market risk relative to the ultimate success of such programs. The Company, in turn, has subcontracted the design and production of most components for the CFM56-5, nacelle components on the V2500, and major components of the MD-11 and A340 contracts to foreign and domestic companies. This enables the Company to improve its competitive position and to pass on some of the risks associated with such programs to subcontractors. However, the Company's performance and ultimate profitability on these programs is dependent on the performance of its subcontractors, including the timeliness and quality of their work, as well as the ability of the Company to monitor and manage its subcontractors. See "Subcontractors".

  Government (Military and Space). For military aircraft, the Company manufactures nacelles for the Lockheed C-130 propjet transport aircraft and nacelle components for re-engining of existing Boeing KC-135 military aerial refueling tankers. For the U.S. space program, the Company is delivering solid fuel rocket motor nozzles and insulated casings for boosters which are used on the Titan Space Launch Vehicle. The Company is providing technical support in designing the engine bay doors for the U.S. Air Force F-22 tactical fighter aircraft. The Company's government business has declined in recent years and the Company expects the percentage of its revenues attributable to government sales to decline in future years. The production of the Titan rocket motor casing program is expected to decline substantially in fiscal 1995 and may end. The Company's military sales are primarily associated with older programs which are being phased out of production. The Company expects to complete its production of the C-130 program in 1996. The extent of future sales under military and space programs is also dependent, among other things, upon continued government funding.

  Spare Parts. The Company sells spare parts for both military and commercial aircraft, including those for aircraft in use but no longer in production. Such sales from continuing operations were approximately $161.5 million in fiscal 1994, $166.9 million in fiscal 1993, and $191.8 million in fiscal 1992. The Company generally attributes recent reductions in spares sales to the surplus aircraft in the current marketplace. As a result of such surplus, aircraft deliveries have declined and the initial spares sold to support newly delivered aircraft have also declined. In addition, airlines are maintaining lower spares levels; the existence of surplus aircraft has reduced the level of spare supplies sufficient to keep an airline's entire fleet in operation. Also, improved production quality appears to have reduced spares requirements.

  Historically, the Company has sold spare parts for commercial programs to airframe or engine manufacturers which then resold them to the end user. However, in recent years, under certain programs, the Company has acquired the right from its customers to sell spare parts directly to airlines (although on certain programs royalty payments to its customers are required). The contracts that grant these rights to the Company generally require that the Company provide technical and product support directly to the airlines. Thus, the Company has the right to provide customer and product support directly to approximately 150 airline operators and service centers worldwide. The Company's direct sales of spare parts to the airlines are expected to increase in the future as nacelle programs on which the Company sells spare parts directly to the airlines mature and as the aircraft using those nacelles age. Generally, the Company earns a higher margin on the direct sale of spare parts to airlines than it does on the sale of spare parts to prime contractors (for resale to the airlines). Prices for direct spare part sales are higher than prices for spare parts sold to prime contractors, in part, because of additional costs related to the technical and customer support activities provided to the airlines. The Company's direct sales of spare parts as a percentage of total sales of spare parts were 33.2%, 35.2% and 27.5% in fiscal 1994, 1993 and 1992, respectively.

  Business Jets. In the fourth quarter of fiscal 1994 the Company sold and commenced the transfer to the buyer of its business jet line of business which is accounted for as a discontinued operation. The purchase agreement requires the Company, over the next several months, to manufacture and deliver certain components and transfer program engineering and tooling. See "Notes to the Consolidated Financial Statements, Note 11," contained in the Company's 1994 Annual Report to Shareholders.

  Other Activities. The Company also manufactures other components for military and commercial jet aircraft, including the nozzle and plug used on the Rolls-Royce-powered versions of the Boeing 747 and 767 and the Airbus A330, the fan exit duct for the Rolls-Royce engine used on the Boeing 757, the pylon or strut assemblies for the Boeing 757 and the acoustical ducts and/or acoustic panels for the Pratt & Whitney engine used on the McDonnell Douglas MD-80 and the Boeing 757.

  The Company has been performing nacelle integration services for Pratt & Whitney, installing Boeing 757 nacelles under a Pratt & Whitney license, on the PW2000 series engine for development program use on the former Soviet Union's IL-96M/T transport aircraft. Pratt & Whitney is currently evaluating competitive bids for the manufacture and integration of the nacelle system to support a possible production program.

  Recently, the Company signed an agreement to restructure the contract for the supply of V2500 nacelles for use on the Airbus A319, A320, and A321 commercial jet aircraft under which the Company will supply the thrust reverser, common nozzle assembly, exhaust plug and engine mounts.

  In June 1994, the Company signed an agreement with Boeing to commence work on the design and tooling of the inlet and fan cowl for the Boeing 737-700 aircraft, a derivative of the 737-300. The contract price, schedule and terms remain to be negotiated.

CONTRACTS

  Most of the Company's major commercial contracts establish a firm unit price, subject to cost escalation, over a number of years or, in certain cases, over the life of the related program. Life-of-program agreements generally entitle the Company to work as a subcontractor in the program during the entire period the customer produces its aircraft or engine. While the customer retains the right to terminate these long-term and life-of-program arrangements, there are generally significant costs for doing so.

  The Company's long-term contracts generally contain escalation clauses for revising prices based on published indices which reflect increases in material and labor costs. Furthermore, in almost all cases, when a customer orders production schedule revisions (outside of a range provided in the contract) or design changes, the contract price is subject to adjustment. These long-term contracts provide the Company with an opportunity to obtain increased profits if the Company can improve production efficiencies over time, and the potential for significant losses if it cannot produce the product for the agreed upon price.

  The Company's other commercial contracts generally provide a fixed price for a specified number of units which, in many cases, are to be delivered over a specified period of time. Under these contracts, prices are re-negotiated for each new order. As a result, the Company has the opportunity to negotiate price increases for subsequent units ordered if production costs are higher than expected. The Company's customers, however, may seek price reductions from the Company in connection with any new orders they place.

  On its longer-term contracts, the Company bases initial production prices on estimates of the average cost for a portion of the units which it and its customer believe will be ordered. Generally, production costs on initial units are substantially higher during the early years of a new contract or program, when the efficiencies resulting from learning are not yet fully realized, and decline as the program matures. Learning typically occurs on a program as tasks and production techniques become more efficient through repetition of the same manufacturing operation and as management implements actions to simplify product design and improve tooling and manufacturing techniques. If the customer orders fewer than the expected number of units within a specified time period, certain of the Company's contracts have repricing clauses which increase the prices for units that have already been delivered. However, other contracts do not include such repricing provisions and force the Company to bear certain market risks. The Company analyzed the potential market for the products under such contracts and agreed to prices based on its estimate of the average estimated costs for the units it expected to deliver under the program.

  Many of the Company's contracts have provided for the recovery of a specified amount of nonrecurring, pre-production costs, consisting primarily of design and tooling costs. In some cases, a significant portion of such pre-production costs have been advanced by the customer. However, in negotiating some contracts, the Company has agreed to defer recovery of pre-production costs and instead to recover a certain amount of such costs with the sale of each production unit over an agreed number of production units plus spares equivalents. In addition, on some of these contracts, based on its analysis of the potential market for the products covered by such contracts, the Company agreed to amortize pre-production costs over a number of units which was larger than the anticipated initial fabrication orders without the protection of a repricing clause or guaranteed quantities of orders. On other commercial contracts, the Company receives advance payments with orders, or other progress or advance payments, which assist the Company in meeting its working capital requirements for inventories. In government contracts, the Company receives progress payments for both pre-production and inventory costs. To reduce such funding requirements and market risks, the Company has subcontracted substantial portions of several of its programs. See "Subcontractors".

  In accordance with practices in the aircraft industry, most of the Company's commercial orders and contracts are subject to termination at the convenience of the customer and on many programs the tooling and design prepared by the Company are either owned by the customer or may be purchased by it at a nominal cost. The contracts generally provide, upon termination of firm orders, for reimbursement of costs incurred by the Company, plus a reasonable profit on the work performed. The costs of terminating an entire contract or program can be significantly greater for the customer than the costs of terminating specific firm orders. All of the Company's government contracts are subject to termination at the convenience of the government. In such a situation, the Company is entitled to recover the costs it incurred prior to termination, plus a reasonable profit on the work performed.

  Under all contracts, the Company may encounter, and on several programs from time to time has encountered, preproduction and/or production cost overruns caused by increased material, labor or overhead costs, design or production difficulties, increased quality, redefined acceptance criteria on government programs, and various other factors such as technical and manufacturing complexity. The Company seeks recovery of such cost overruns from the customer if they are caused by the action or inaction of the customer; otherwise, such cost overruns will be, and in many cases have been, borne by the Company.

  Incident to the manufacture and sale by the Company of its products, the Company is subject to possible liability by reason of (i) warranties against defects in design, material and workmanship; (ii) potential product liability responsibility arising out of the use of its products; and (iii) strict liability arising from the disposal of certain wastes covered by environmental protection laws. The Company also has varying contractual obligations to maintain the ability to produce and service spare parts as long as there are specified numbers of aircraft still in operation. Provisions of the Company's contracts provide remedies ranging from actual damages to specified daily penalties for late deliveries of products.

SUBCONTRACTORS

  The competitive market has required the Company to make substantial financial investments in programs on which it participates. Both to reduce the burden and risk of such financial investments, and also in some cases to participate in foreign programs, the Company has further subcontracted the design, development and production of substantial portions of several of its major contracts to other foreign and domestic corporations. In return, those companies provided a portion of the investment and assumed a portion of the risk associated with various of the Company's contracts. Over the next several years, the Company expects that the production from its key subcontractors to represent approximately one-fourth of value of the products and services to be delivered by the Company during such period. The Company's performance and ultimate profitability on these programs is dependent on the performance of its subcontractors, including the timeliness and quality of their work, as well as the ability of the Company to monitor and manage its subcontractors.

PROGRAM FUNDING

  The highly competitive nature of the aerospace market has required the Company to commit substantial financial resources, largely for working capital, to participate with its customers on certain long-term programs. Those working capital requirements consist primarily of nonrecurring pre-production costs such as design and tooling, recurring costs for inventories and accounts receivables.

  In some cases, a significant portion of the pre-production costs have been advanced by the customer. However, in negotiating some contracts, the Company has agreed to defer recovery of pre-production costs and instead to recover a certain amount of such costs with the sale of each production unit over an agreed number of production units plus spares equivalents. On some commercial contracts, the Company receives advance payments with orders, or other progress or advance payments, which assist the Company in meeting its working capital requirements for inventories. In government contracts, the Company receives progress payments for both pre-production and inventory costs. To reduce both its pre-production funding requirements and the build-up of program inventories, the Company has entered into agreements with subcontractors to provide a portion of the program funding needs and has subcontracted to these entities substantial portions of many of its programs. See "Subcontractors." Advances and progress payments have varied in the past and are subject to change in the future based on changes in both commercial and government procurement practices and governmental regulations. Any future change could affect the Company's need for program funding.

  Accounts receivable balances vary in accordance with various payment terms and other factors including the periodic receipt of large payments from customers for reimbursement of non-recurring costs or for amounts which had been deferred pending aircraft certification.

  Given the large number of major commercial aircraft programs introduced since 1985, and the present industry environment, the Company expects few new programs to be introduced within the next several years. With respect to those new programs which are developed, the Company intends to team with partners, or obtain financial commitments from one or more qualified subcontractors, prior to entering bids for work.

  The Company's primary sources of program funding have been funds generated from operations and borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" in the Company's 1994 Annual Report to Shareholders.

PRINCIPAL CUSTOMERS

  For a discussion of the Company's sales to its principal customers, see "Notes to the Consolidated Financial Statements" in the Company's 1994 Annual Report to Shareholders, Note 3--"Accounts Receivable--Sales."

BACKLOG

  The Company's backlog is significant to its business because the production of most Company products involves a long lead time from order to shipment date. Firm backlog represents the sales price of all undelivered units for which the Company has fabrication authorization. Firm backlog includes units ordered by a customer although the Company and the customer have not yet agreed upon a sales price. In such cases, the Company records in backlog an amount it believes (based upon all available information) is a reasonable price estimate. The Company also reports anticipated backlog, which represents the sales price of units which the Company expects (based upon all available information) that its customers will order under existing contracts and the Company will deliver within the next seven years.

  The Company's firm backlog at July 31, 1994, was approximately $1.2 billion, compared to $1.4 billion at July 31, 1993. Of such backlog, approximately $0.7 billion is scheduled for delivery on or before July 31, 1995, with the balance to be delivered in subsequent periods. A portion of the Company's expected sales for FY95 is not included in firm backlog. Anticipated backlog approximated $2.5 billion at July 31, 1994, and $2.6 billion at July 31, 1993.

  All of the Company's firm and anticipated backlog is subject to termination or rescheduling at the customer's convenience. The Company's contracts generally provide for reimbursement of costs incurred, plus a reasonable profit on such costs, with respect to any firm orders that are terminated. Historically, it has been rare for a customer to cancel units in firm backlog because of its obligations to the Company with respect to such units and its obligations to suppliers of components other than nacelles and pylons, who frequently are producing concurrently components for use with the units ordered from the Company.

COMPETITION

  The Company's principal competition is Boeing (which in addition to being a Company customer also manufactures nacelle systems and pylons for its own aircraft), other significant aerospace corporations who have development and production experience with respect to portions of the nacelle system, and the companies to whom the Company has subcontracted various components and who could (and have) bid on contracts in competition with the Company. Military aerospace contractors are also potential competitors, as excess capacity created by reductions in defense spending could cause some of these contractors to look to expand in commercial markets.

  Because of recent reductions in demand in the aircraft manufacturing industry, excess production capacity exists in the market for a number of the Company's principal products, which may result in increasingly intense price competition for orders. While the Company believes it competes effectively, there can be no assurance that the Company can maintain its share of the market for these products. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Company Outlook" in the Company's 1994 Annual Report to Shareholders.

  The Company believes that its capabilities and technology, which range from research and development through component design and testing, flight certification assistance, component production and integration and airframe production line assistance, contribute significantly to its market position. The Company also believes that its contractual rights to participate on programs for long periods of time or, in some cases, over the life of programs also contribute to the maintenance of its market position.

  Even with respect to its shorter term contracts, the Company is very likely to continue working as a subcontractor for the prime contractors well beyond the end of the existing shorter term contracts. The Company has long standing relationships with all of its significant customers. The Company's continued participation on existing programs provides cost advantages to the prime contractors because it avoids the cost of disassembling, moving, reassembling and recalibrating the customized tooling used to manufacture aerospace products which would be necessary if a program were transferred to a new subcontractor at the end of a short-term contract. In addition, the delays inherent in such a transfer are likely to disrupt the prime contractor's own production schedule as the flow of deliveries from the subcontractor is interrupted during the transfer. It is also generally more expensive for a new subcontractor to begin producing products in the middle of an existing program than it is for the Company to continue producing the required products. A new subcontractor's employees must learn program specific tasks with which the Company's employees will already be familiar. As a result of all of these factors, it is very unusual for a prime contractor to shift a major aerospace subcontract from one manufacturer to another at the end of a short-term contract.

  Competitive factors include price, quality of product, design and development capability, ability to consistently achieve scheduled delivery dates, manufacturing capabilities and capacity, technical expertise of employees, the desire or lack thereof of airframe and engine manufacturers to produce certain components in-house, and the willingness, and increasingly the ability, of the Company and other nacelle manufacturers to accept financial and other risks in connection with new programs.

RAW MATERIALS AND SUPPLIERS

  The principal raw materials used by the Company are sheet, plate, rod, bar, tubing, and extrusions made of aluminum, steel, Inconel and titanium; electrical wire; rubber; adhesives; and advanced composite products. The principal purchased components are aircraft engine equipment, custom machined parts, sheet metal details, and castings and forgings. All of these items are procured from commercial sources. Supplies of raw materials and purchased parts historically have been adequate to meet the requirements of the Company. However, from time to time, shortages have been encountered, particularly during high industry production and demand. While the Company endeavors to assure the availability of multiple sources of supply, there are many instances in which, either because of a customer requirement or the complexity of the item, the Company may rely on a single source. The failure of any of these single source suppliers or subcontractors to meet the Company's needs could seriously delay production on a program. The Company monitors the delivery performance, product quality and financial health of its critical suppliers, including all of its single source suppliers. Over the last ten years, which includes the period from 1987 through 1991 when the Company's sales grew rapidly, there have been occasions of periodic, short-term delays from suppliers, but none of these delays has had a material adverse effect on the Company or its ability to deliver products to its customers.

EMPLOYEES

  At July 31, 1994, the Company had approximately 4,900 full-time employees, of whom approximately 1,639 were represented by the International Association of Machinists and Aerospace Workers under agreements which expire on February 11, 1996, and approximately 175 were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America under an agreement which expires on October 29, 1995. The Company considers its relationship with its employees generally to be satisfactory.

ENVIRONMENTAL MATTERS

  As an international aerospace manufacturing corporation, the Company is subject to foreign, federal, state and local laws and regulations that limit the discharge of pollutants into the air, soil and water and establish standards for the treatment, storage and disposal of hazardous wastes. If the Company were to violate or otherwise to have liability pursuant to any of these laws or regulations, it could be subject to judicial or administrative enforcement proceedings requiring the Company to investigate the nature and extent of any pollution it caused, to remediate such pollution, to install control devices in its manufacturing facilities to reduce the amount of pollutants entering the environment and to otherwise respond to orders and requests of the courts and the various regulatory agencies. These proceedings could result in the Company expending additional funds to satisfy judicial or regulatory decisions. The Company does not believe that its environmental risks are materially different from those of comparable manufacturing companies. Nevertheless, the Company cannot provide assurances that environmental laws will not adversely affect the Company's operations and financial condition in the future. Environmental risks are generally excluded from coverage under the Company's current insurance policies. See "Management's Discussion And Analysis of Financial Condition and Results of Operation--Environmental Matters" and "Notes to the Consolidated Financial Statements, Note 8, Commitments and Contingencies," in the Company's 1994 Annual Report to Shareholders. See, also,
Item 3, "Legal Proceedings" in this report.

  The Company is involved in several proceedings and investigations related to waste disposal sites and other environmental matters. See Item 3. "Legal Proceedings" for a discussion of these matters, and additional suits and matters that are pending or have been threatened against the Company.

  Based upon presently available information, the Company believes that aggregate costs in relation to all environmental matters of the Company will not have a material adverse effect on the Company's financial condition, liquidity, results of operations or capital expenditures.

RESEARCH AND DEVELOPMENT

  The Company's research and development activities are designed to improve its existing products and manufacturing processes, to enhance the competitiveness of its new products, and to broaden the Company's aerospace product base.

  Most of its product development is funded through regular production contracts. The Company developed the world's first all composite nacelle and its large cascade thrust reverser under such contracts. The Company also performs self-funded research and development through which it developed proprietary products which control noise and prevent ice formation on nacelles.

  The Company seeks research and development contracts from the U.S. government and from commercial customers in targeted areas of interest such as composite materials and advanced low-cost processing and joining of new materials. From time to time, the Company also enters into joint research and development programs with its customers.

PATENTS AND PROPRIETARY INFORMATION

  The Company has obtained patents and developed proprietary information which it believes provide it with a competitive advantage. For example, the Company holds patents on the DynaRohr family of honeycomb sound attenuation structures, the state-of-the-art RohrSwirl system which prevents ice formation on the leading edges of nacelles, and bonding processes for titanium and other metals. In addition, the Company has developed proprietary information covering such matters as nacelle design, sound attenuation, bonding of metallic and advanced composite structures, material specifications and manufacturing processes. The Company protects this information through inventions and confidentiality agreements with its employees and other third parties. Although the Company believes that its patents and proprietary information allow it to produce superior products, it also believes that the loss of any such patent or disclosure of any item of proprietary information would not have a material adverse effect on the Company.

MANUFACTURING

  The Company's products are manufactured and assembled at its facilities in the United States and Europe by an experienced workforce. The Company considers its facilities and equipment generally to be in good operating condition and adequate for the purpose for which they are being used. In addition, it has a substantial number of raw material suppliers and numerous subcontractors to produce components, and in some cases, major assemblies.

  The Company's European final assembly sites, which are located adjacent to the Company's major European customer, Airbus, allow the Company to respond quickly to customer needs. The Company believes that these European sites provide it with advantages in obtaining certain contracts with Airbus because they allow the Company to perform a portion of the required work in Europe.

MISCELLANEOUS

  No material portion of the Company's business is considered to be seasonal.

ITEM 2. PROPERTIES

  All owned and leased properties of the Company are generally well maintained, in good operating condition, and are generally adequate and sufficient for the Company's business. The Company's properties are substantially utilized; however, due to the downturn in the aerospace industry, the Company has excess manufacturing capacity. All significant leases (except for leases associated with industrial revenue bond financings) are renewable at the Company's option on substantially similar terms, except for increases of rent which must be negotiated in some cases.

  The following table sets forth the location, principal use, approximate size and acreage of the Company's major production facilities. Those which are owned by the Company and its subsidiaries are owned free of material encumbrances, except as noted below:

                                              OWNED                  LEASED
                                     ----------------------- -----------------------
                                     APPROXIMATE             APPROXIMATE
                                     SQUARE FEET             SQUARE FEET
                           TYPE OF   OF FACILITY APPROXIMATE OF FACILITY APPROXIMATE
                         FACILITY(1)    (000)      ACREAGE      (000)      ACREAGE
        LOCATION         ----------- ----------- ----------- ----------- -----------
ALABAMA
  Fairhope(2)...........       A,B        123        70.6        --          --
  Foley(2)..............       A,B        343       163.7        --          --
ARKANSAS
  Arkadelphia(3)........       A,B        224        65.2        --          --
  Heber Springs(2)......       A,B        153        70.5        --          --
  Sheridan(2)...........       A,B        149        78.0        --          --
CALIFORNIA
  Chula Vista...........   A,B,C,D      2,770        97.5        165        65.5
  Moreno Valley.........     A,B,C        247        37.5        --          --
  Riverside.............   A,B,C,D      1,162        75.3        140        15.1
FRANCE
  Toulouse/St. Martin...     A,B,C        132         7.0         18         3.2
  Toulouse/Gramont(2)...       A,B        170        23.0        --          --
GERMANY
  Hamburg...............       A,B         28         5.3        --          --
MARYLAND
  Hagerstown............       A,B        423        56.8        --          --
TEXAS
  San Marcos............       A,B        172        55.0        --          --
                                        -----       -----        ---        ----
  Approximate Totals....                6,096       805.4        323        83.8

- - --------
(1) The letters indicated for each location describe the principal activities conducted at that location:
    A-Office
    B-Manufacturing
    C-Warehouse
    D-Research and Testing

(2) Subject to a capital lease.

(3) The completion of construction of this facility has been deferred.

ITEM 3. LEGAL PROCEEDINGS

  A. Accounts receivable and inventories include estimated recoveries on constructive change claims that the Company has asserted with respect to costs it incurred as a result of government imposed redefined acceptance criteria on several government subcontracts. In connection with the

Grumman F-14 subcontract, the Company filed Appeal No. 47139 (filed February 7,
1994) before the Armed Service Board of Contract Appeals ("ASBCA"). In connection with the Boeing E3/E6 subcontract, the Company filed Appeal No. 47430 (filed April 11, 1994) before the ASBCA. In the above Appeals, the Company's customers are sponsors of the claims, the U.S. Navy is the defendant, and the Company is claiming monetary damages. Management believes that the amounts reflected in the financial statements are a reasonable estimates of the amounts for which these matters will be resolved. The resolution of these matters may take several years. See "Notes to the Consolidated Financial Statements, Note 8", contained in the Company's 1994 Annual Report to Shareholders.

  B. In June 1987, the U.S. District Court of Los Angeles, in U.S. et al. vs. Stringfellow (United States District Court for the Central District of California, Civil Action No. 83-2501 (JMI)), granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit, along with related lawsuits, alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusion of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing". In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65% to the State of California and 10% to the Stringfellow entities, leaving 25% to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28% depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95% share for the State of California, and 5% for the Stringfellow entities, leaving 0% for the generator/counter claimants. The special master's recommendation is subject to a final decision and appeal. The Company is the second largest generator of wastes disposed at the site by volume, although it and certain other generators have argued the final allocation among generators of their shares of cleanup costs should not be determined solely by volume. The largest generator of wastes disposed at the Stringfellow site, by volume, has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers. The Company and other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, ultimately are found to be responsible. The Company intends to continue to defend vigorously these matters and believes, based on currently available information, that the ultimate resolutions of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

  The Company has claims against its comprehensive general liability insurers for reimbursement of its cleanup costs at the Stringfellow site. These claims are the subject of separate litigation, United Pacific Insurance Co., et al. vs. Rohr Industries, Inc., et al., No. C634195 in the Los Angeles Superior Court, although the insurers nevertheless are paying substantially all of the Company's costs of defense in the EPA and State action against the generators of wastes disposed at the site. Certain of these insurance policies have pollution exclusion clauses which are being argued as a defense and the insurers are alleging various other defenses to coverage. The Company has entered settlements with some of the insurance carriers and is engaged in settlement discussions with certain others. The Company intends to continue to vigorously defend this matter and believes, based upon currently available information, that the ultimate resolution will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

  C. In 1990, the Division of Enforcement of the Securities and Exchange Commission (the "Enforcement Division") began conducting an informal inquiry regarding various Company programs, program and contract estimates at completion, and related accounting practices. On August 17, 1993, the Company received a request for documents from the Enforcement Division concerning its decision to change its accounting practices relating to long-term programs and contracts, and its capitalizing of pre-certification costs and general administrative costs. The staff of the Commission has indicated in its correspondence with the Company that this inquiry "should not be construed as an indication by the Commission or its staff that any violation of the law has occurred; nor should it be considered a reflection on any person, entity, or security." The Company is cooperating fully with the Enforcement Division's requests and cannot predict the ultimate result of the inquiry or its impact, if any, on the Company.

  D. In December 1989, the Maryland Department of the Environment ("MDE") served the Company with a Letter and Consent Order No. CO-90-093. The Consent Order calls for investigation and remediation of chemicals detected in soil and ground water at the Company's bonding facility in Hagerstown, Maryland. The Company and MDE subsequently negotiated a mutually acceptable Consent Order under which the Company has developed a work plan to determine the nature and extent of the pollution at the bonding plant. The Company had acquired the bonding plant from Fairchild Industries, Inc. ("Fairchild"), in September 1987 and Fairchild had agreed to retain responsibility for and to indemnify the Company against any claims and fees in connection with any hazardous materials or pollutants released into the environment at or near the bonding plant or any other property before the closing date of the sale. On March 11, 1993, the Company and Fairchild executed a settlement agreement pursuant to which Fairchild substantially reimbursed the Company for past costs relating to environmental investigations at the bonding plant. The parties also agreed on a procedure to perform the work required under the MDE Consent Order. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  E. On March 23, 1992, a Deputy Attorney General for the State of California advised the Company that it may be subject to suit pursuant to Proposition 65 on the basis of data contained in a health risk assessment ("HRA") of the Company's Chula Vista facility conducted pursuant to the Air Toxics Hot Spots Act, also known as California Assembly Bill AB-2588. Proposition 65 requires manufacturers who expose any person to a chemical resulting in an increased risk of cancer to issue a clear and reasonable warning to such person and imposes substantial penalties for non-compliance. AB-2588 requires manufacturers to inventory their air emissions and to submit an HRA to assess and quantify health risks associated with those emissions. On April 9, 1993, representatives of the Company met with the Deputy Attorney General to discuss this matter and agreed to supply certain requested data to the government. The Company is presently working on the procedures required to produce this data. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  F. On July 22, 1994, the Department of Toxic Substances Control of the State of California Environmental Protection Agency ("DTSC") filed an action against the Company and other individuals and companies in the U. S. District Court for the Eastern District of California, Case No. CV-F-94-5683-GEB DLB, seeking, among other things, recovery of response costs approximating $1.3 million plus interest and attorney fees. The demand for payment, which is joint and several, is for expenses allegedly incurred by DTSC personnel in the oversight of the cleanup of the Rio Bravo deep injection well disposal site in Shafter, California. The cleanup is currently being conducted by a group of cooperating potentially responsible parties ("PRPs"), including the Company ("the Cooperating PRPs"). In February 1993, the Cooperating PRP group wrote to DTSC and advised them, among other things, of the Cooperating PRPs' continuing efforts at the site and suggested that DTSC seek recovery of the oversight funds from the non-cooperating PRPs. Since the demand of the DTSC was joint and several, and would arguably cover all generators including the non-cooperating PRPs, none of the $1.3 million demanded by the DTSC has been allocated to the Cooperating PRPs. Some PRPs estimate the potential cost of cleanup to be approximately $7 million. The Company and other PRPs could face joint and several liability for the entire amount of cleanup costs, regardless of Cooperating PRP or non-cooperating PRP status. The Company intends to vigorously argue that such oversight costs should be recovered from the non-cooperating PRPs. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  G. The Company previously reported that the DTSC informed the Company and approximately 100 other individuals and companies that DTSC considered the recipients to be potentially responsible parties liable for cleanup at the Chatham Brothers Barrel Yard Site located in Escondido, California (the "Chatham Site"). By letter dated April 13, 1993, DTSC again notified the Company that it believed the Company was one of a number of companies who were liable for the cleanup of the Chatham Site. DTSC further advised the Company that unless a settlement could be reached with the Company, it intended to name the Company as a defendant in a cost recovery action it proposed to file in June 1993. The Company has no knowledge of the filing of any such suit. After a thorough review of the Company's records and information possessed by DTSC, and interviews of present and former Company employees, the Company remains convinced that it has no relationship whatsoever with the Chatham Site and, therefore, is not liable for the cleanup of that site. In addition, the Company has discussed this matter with a group of PRPs for the Chatham Site and has indicated its lack of involvement with the site. If the Company fails to persuade DTSC that it is not a PRP with regard to the Chatham Site, the Company could face joint and several liability for the amounts involved. The potential cost of cleanup for the Chatham Site is estimated by some PRPs to be approximately $30 million. If suit is filed against the Company, the Company intends to defend vigorously this matter. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  H. During the third quarter of fiscal year 1993, Region IX of the United States Environmental Protection Agency ("EPA") named the Company as a first-tier generator of hazardous wastes that were transported to the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Casmalia, California. First-tier generators are the top 82 generators by volume of waste disposed of at the Casmalia Site. The size of this group was chosen by the EPA. The EPA has given the first-tier generators a list of work-related elements needing to be addressed in a good faith offer to investigate and remediate the site. The first-tier generators believe a collaborative approach early in the site cleanup and closure process offers all parties an opportunity to help determine a technical course of action at this site before the EPA has made final decisions on the matter. The Company has joined approximately 49 other companies in the Casmalia Resources Site Steering Committee which recently made a good faith offer to the EPA. The Company could be found jointly and severally liable for the total amount of cleanup cost. The Company does not yet know the ability of all other PRPs at this site, which include companies of substantial assets and equity, to fund their allocable share. Some PRPs have made preliminary estimates of cleanup costs at this site of approximately $60 to $70 million and the Company's share (based on estimated, respective volumes of discharge into such site by all generators, all of which cannot now be known with certainty) could approximate $1.8 million. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  I. By letter dated November 30, 1993, the Environmental Protection Agency of the State of Ohio advised the Company that it is investigating potential sources of contamination in the vicinity of property which was previously owned by a wholly-owned subsidiary of the Company in the Village of Millersburg, Ohio. This property was sold by the Company in December 1977 under a purchase and sale agreement that transferred any such liability for contamination to the purchaser. The Company intends to cooperate fully with the Ohio Environmental Protection Agency. Based on currently available information, the Company believes that the resolution of the matter will not have a material adverse effect on the financial position or results of operation of the Company.

  J. By letter dated July 14, 1994, the Company was notified by the State of Washington's Department of Ecology that the Department believes that the Company to be a "potentially liable person" ("PLP") under the Model Toxics Control Act of the Revised Code of Washington. The Company is alleged to have arranged for the disposal or treatment of a hazardous substance or arranged with a transporter for disposal or treatment of a hazardous substance at a facility in Washington known as the Yakima Railroad Area. The Department has made a written determination that the Company is a PLP. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  K. The Company previously reported that it had received an Enforcement Order from the Department of Toxic Substances Control of the State of California ("DTSC"), docket HWCA 91/92-054, seeking a penalty in the amount of $151,791 for the Company's alleged failure to obtain a permit for the treatment of hazardous waste and storage of hazardous wastes plus related housekeeping violations. The Company and DTSC have executed a Consent Agreement and Order effective July 29, 1994, which provides, among other things, for the Company to pay $12,500.

  L. From time to time, various environmental regulatory agencies request that the Company conduct certain investigations on the nature and extent of pollution, if any, at its various facilities. For example, such a request may follow the spill of a reportable quantity of certain chemicals. At other times, the request follows the removal, replacement or closure of an underground storage tank pursuant to applicable regulations. At present, the Company's Chula Vista facility is conducting certain investigations pursuant to discussions with the San Diego County Department of Health Services, Hazardous Materials Management Division and the San Diego Regional Water Quality Control Board. The Company intends to cooperate fully with the various regulatory agencies.

  M. In addition to the litigation discussed above, from time to time the Company is a defendant in lawsuits involving (i) claims based on the Company's alleged negligence or strict liability as a manufacturer in the design or manufacture of various products; (ii) claims based upon environmental protection laws; and (iii) claims based on the alleged wrongful termination of its employees due to, among other things, discrimination based on race, age, sex, national origin, handicap status, sexual preference, etc. The Company believes that in those types of cases now pending, or in claims known by the Company to be asserted against it whether or not reduced to a legal proceeding, it either has no material liability or any such liability is adequately covered by its reserves or its liability insurance, subject to certain deductible amounts. The Company is aware that various of its insurers may assert, and in some such cases have asserted, that their insurance coverage does not provide protection against punitive damages in any specific lawsuit. While there can be no assurances that the Company will not ultimately be found liable for material punitive damages, the Company does not now believe that it has an exposure to any material liability for punitive damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There is no information required to be submitted by the Company under this Item.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

  As of September 16, 1994, the executive officers of the Company, in addition to R. H. Rau, President and Chief Executive Officer, referred to at Item 10,
Part III, were as follows:

    LAURENCE A. CHAPMAN, Senior Vice President and Chief Financial Officer, age 45, joined the Company in May 1994. Prior to that and since 1981, he worked for Westinghouse Electric Company ("Westinghouse"). He had been the Vice President and Treasurer of Westinghouse since January 1992. He was previously the Chief Financial Officer of Westinghouse Financial Services, Inc., a wholly-owned subsidiary of Westinghouse. Prior to that, Mr. Chapman held positions in Corporate Finance and Corporate Planning with Westinghouse.

    JOHN R. JOHNSON, Senior Vice President, Programs, Technology, and Quality Assurance, age 57, has served in his present position since January 1994. Prior to that and since September 1979, he has served in other senior management positions, including Senior Vice President, Programs and Support from March 1993 to January 1994; Vice President, Government Business from February 1990 to February 1993; Vice President, Planning from May 1989 to February 1990; and Vice President, Manufacturing, Chula Vista, from April 1986 to May 1989. He joined the Company in September 1979.

    RICHARD W. MADSEN, Vice President, General Counsel and Secretary, age 55, has served in his present position since December 5, 1987. Prior to that and since August 1979, he served as Secretary and Corporate Counsel and has been an employee of the Company since 1974.

    ALVIN L. MAJORS, Vice President and Controller (Chief Accounting Officer), age 54, has served in his present position since May 1989. Prior to that and since December 1987 he served as the Company's Controller. Prior to that and since 1971, he has served in other senior management positions. He has been an employee of the Company since 1971.

    RONALD M. MILLER, Vice President and Treasurer, age 50, has served in his present position since May 1989. Prior to that and since December 1987, he served as the Company's Treasurer and has been an employee of the Company since February 1969.

    DAVID R. WATSON, Senior Vice President--Customer Support and Business Development, age 43, has served in his present position since March 1994, assuming the title of Senior Vice President in June 1994. Prior to that and since May 1991, he served as Vice President, Commercial Programs. In May 1989, he assumed the position of Vice President and General Manager of the Company's Riverside facility. He has been an employee since February 1988 when he joined the Company as Vice President, Quality Assurance.

    GRAYDON A. WETZLER, Senior Vice President, Operations, age 52, has served in his present position since January 1994. Prior to that and since July 1993, served as Vice President, Technical and Quality Assurance. From November 1990 to July 1993, he served as Vice President Quality/Product Assurance. From April 1987 to November 1990, he served as Vice President-- Management Information Systems. He has served in other senior management positions. He has been an employee of the Company since 1979.

  The terms of office of Messrs. Madsen and Miller expire on December 3, 1994. The initial term of Mr. Rau's Employment Agreement terminates on July 31, 1996. The other executive officers named above serve at the pleasure of the Chairman of the Board.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  Although a cash dividend has not been paid since 1975, a 2-for 1 stock dividend was paid in December 1985. Currently, under the terms of certain covenants in several of the Company's principal financing agreements, the Company may not pay cash dividends until after April 25, 1997. Thereafter, the Company's ability to pay cash dividends is restricted substantially.

  Other information required by this Item is set forth in the section headed "Rohr Profile" in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1994, and such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in the section headed "Selected Financial Data" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1994, and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1994, and such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in the section headed "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1994, and such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There is no information required to be submitted by the Company under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than 10-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that, during fiscal year 1994, all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

  The other information required under this Item is set forth in the section headed "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders for fiscal year ended July 31, 1994, and such information is incorporated herein by reference. See also "Additional Item" at
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth in the section headed "Executive Compensation and Other Information" and in the section headed "Directors' Beneficial Ownership and Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders for fiscal year ended July 31, 1994, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is set forth in the table headed "Beneficial Ownership of Shares" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders for fiscal year ended July 31, 1994, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is no information required to be submitted by the Company under this Item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following consolidated financial statements of the Company and consolidated subsidiaries, included in the Company's 1994 Annual Report to Shareholders, are incorporated by reference in Item 8:

  (a) 1. Financial Statements

      Consolidated Balance Sheets at July 31, 1994, and 1993

      Consolidated Statements of Operations for Years Ended July 31, 1994,
       1993, and 1992

      Consolidated Statements of Shareholders' Equity for Years Ended July 31, 1994, 1993, and 1992

      Consolidated Statements of Cash Flows for Years Ended July 31, 1994,
       1993, and 1992

      Notes to the Consolidated Financial Statements

  (a) 2. Financial Statement Schedules

      The following consolidated financial statement schedules of the Company and subsidiaries are included in Part IV of this report.

        Schedule VIII--Valuation and Qualifying Accounts

        Schedule IX     --Short-Term Borrowings

        Schedule X      --Supplementary Income Statement Information

    All other schedules are omitted because they are not applicable, not required under the instructions or the information is included in the financial statements or notes thereto.

  (a) 3. Index to exhibits

       3.1 Restated Certificate of Incorporation of Rohr Industries, Inc., dated December 7, 1985, incorporated herein by reference to Exhibit
           3.1 filed with Form 10-K for fiscal year ended July 31, 1986.
       3.2 Certificate of Designations of Series C Junior Participating
           Cumulative Preferred Stock $1.00 Par Value of Rohr Industries, Inc., dated August 15, 1986, incorporated herein by reference to Exhibit
           3.2 filed with Form 10-K for fiscal year ended July 31, 1986.

        3.3   Certificate of Amendment to Restated Certificate of
              Incorporation, dated December 9, 1986, incorporated herein by reference to Exhibit 3.3 filed with Form 10-K for fiscal year ended July 31, 1987.
        3.4   Certificate of Amendment to Restated Certificate of
              Incorporation, dated December 10, 1991, incorporated herein by reference to Exhibit II filed with Form 8-K dated as of December 7, 1991.
        3.5 Bylaws, as amended January 7, 1993, incorporated herein by reference to Exhibit 3.8 filed with Form 10-Q for period ended January 31, 1993.
        4.1   Indenture, dated as of March 1, 1987, between Rohr
              Industries, Inc., and Bankers Trust Company, trustee, relating to 9 1/4% subordinated debentures, incorporated herein by reference to Exhibit 4.1 filed with Form 10-Q for period ended May 2, 1993.
        4.2   Indenture, dated as of October 15, 1987, between Rohr
              Industries, Inc., and Bankers Trust Company, trustee, relating to 7% convertible subordinated debentures, incorporated herein by reference to Exhibit 4.2 filed with Form 10-Q for period ended May 2, 1993.
        4.3 Indenture, dated as of May 15, 1994, between Rohr, Inc., and IBJ Schroder Bank and Trust Company, trustee, relating to 11 5/8% senior notes, incorporated herein by reference to Exhibit 4.5 filed with Form 10-Q for period ended May
              1, 1994.
        4.4 Indenture, dated as of May 15, 1994, between Rohr, Inc., and The Bank of New York, trustee, relating to 7 3/4% convertible subordinated notes, incorporated herein by reference to Exhibit 4.6 filed with Form 10-Q for period ended May 1, 1994.
       *4.5   Rohr, Inc. Amended and Restated Note Agreement dated as of
              May 10, 1994, for 9.35% Senior Notes due January 29, 2000.
       *4.6   Rohr, Inc. Amended and Restated Note Agreement dated as of
              May 10, 1994, for 9.33% Senior Notes due December 15,
              2002.
        4.7   Amended and Restated Rights Agreement, dated as of April
              6, 1990, incorporated herein by reference to Item 7 of Form 8-K dated as of April 6, 1990.
       10.1 Rohr Industries, Inc., Directors Retirement Plan, incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for fiscal year ended July 31, 1985.
       10.1.1 First Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.4.1 filed with Form 10-K for fiscal year ended
              July 31, 1985.
       10.1.2 Second Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.4.2 filed with Form 10K for fiscal year ended
              July 31, 1985.
       10.1.3 Third Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.3.3 filed with Form 10-K for fiscal year ended
              July 31, 1990.

       10.1.4 Fourth Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.3.4 filed with Form 10-K for fiscal year ended
              July 31, 1990.
       10.1.5 Fifth Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.3 filed with Form 10-K for fiscal year ended
              July 31, 1992.
       10.1.6 Sixth Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.1.6, filed with Form 10-Q for period ended
              May 2, 1993.
       10.1.7 Seventh Amendment to Rohr Industries, Inc., Directors
              Retirement Plan, incorporated herein by reference to
              Exhibit 10.1.7, filed with Form 10-Q for period ended
              May 2, 1993.
       10.2   Rohr Industries, Inc., Supplemental Retirement Plan
              (Restated 1983), incorporated herein by reference to
              Exhibit 10.4 filed with Form 10-K for fiscal year ended
              July 31, 1983.
       10.2.1 First Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.1 filed with Form 10-K for fiscal year ended July 31, 1984.
       10.2.2 Second Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.2 filed with Form 10-K for fiscal year ended July 31, 1984.
       10.2.3 Third Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.3 filed with Form 10-K for fiscal year ended July 31, 1985.
       10.2.4 Fourth Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.4 filed with Form 10-K for fiscal year ended July 31, 1985.
       10.2.5 Fifth Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.6 filed with Form 10-K for fiscal year ended July 31, 1986.
       10.2.6 Sixth Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.7 filed with Form 10-K for fiscal year ended July 31, 1986.
       10.2.7 Seventh Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.8 filed with Form 10-K for fiscal year ended July 31, 1986.
       10.2.8 Eighth Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.9 filed with Form 10-K for fiscal year ended July 31, 1987.
       10.2.9 Ninth Amendment to Rohr Industries, Inc., Supplemental
              Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.5.10 filed with Form 10-K for fiscal year ended July 31, 1987.

       10.2.10 Tenth Amendment to Rohr Industries, Inc., Supplemental
               Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.11 filed with Form 10-K for fiscal year ended July 31, 1988.
       10.2.11 Eleventh Amendment to Rohr Industries, Inc., Supplemental
               Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.12 filed with Form 10-K for fiscal year ended July 31, 1988.
       10.2.12 Twelfth Amendment to Rohr Industries, Inc., Supplemental
               Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.13 filed with Form 10-K for fiscal year ended July 31, 1988.
       10.2.13 Thirteenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.14 filed with Form 10-K for fiscal year ended July 31, 1988.
       10.2.14 Fourteenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.15 filed with Form 10-K for fiscal year ended July 31, 1989.
       10.2.15 Fifteenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.16 filed with Form 10-K for fiscal year ended July 31, 1990.
       10.2.16 Sixteenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.17 filed with Form 10-K for fiscal year ended July 31, 1990.
       10.2.17 Seventeenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.18 filed with Form 10-K for fiscal year ended July 31, 1990.
       10.2.18 Eighteenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.19 filed with Form 10-K for fiscal year ended July 31, 1991.
       10.2.19 Nineteenth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.20 filed with Form 10-K for fiscal year ended July 31, 1991.
       10.2.20 Twentieth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.4.21 filed with Form 10-K for fiscal year ended July 31, 1992.
       10.2.21 Twenty-first Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.2.21, filed with Form 10-Q for period ended May 2, 1993.
       10.2.22 Twenty-second Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), incorporated herein by reference to Exhibit 10.2.22, filed with Form 10-Q for period ended May 2, 1993.
      *10.2.23 Twenty-third Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), dated
               September 23, 1993.
      *10.2.24 Twenty-fourth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), dated
               December 3, 1993.
      *10.2.25 Twenty-fifth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), dated May
               5, 1994.

      *10.2.26 Twenty-sixth Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), dated June
               3, 1994.
      *10.2.27 Twenty-seventh Amendment to Rohr Industries, Inc.,
               Supplemental Retirement Plan (Restated 1983), dated
               August 19, 1994.
       10.3    Rohr, Inc. 1991 Stock Compensation for Non-Employee
               Directors, incorporated by reference to Exhibit 10.5 filed with Form 10-K for fiscal year ended July 31, 1992.
       10.4    Rohr Industries, Inc., Management Incentive Plan
               (Restated 1982), incorporated herein by reference to
               Exhibit 10.8 filed with Form 10-K for fiscal year ended
               July 31, 1982.
       10.4.1  First Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.1 filed with Form 10-K for fiscal year ended July 31, 1983.
       10.4.2  Second Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.2 filed with Form 10-K for fiscal year ended July 31, 1984.
       10.4.3  Third Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.3 filed with Form 10-K for fiscal year ended July 31, 1984.
       10.4.4  Fourth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.4 filed with Form 10-K for fiscal year ended July 31, 1984.
       10.4.5  Fifth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.7.5 filed with Form 10-K for fiscal year ended July 31, 1986.
       10.4.6  Sixth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.6 filed with Form 10-K for fiscal year ended July 31, 1989.
       10.4.7  Seventh Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.7 filed with Form 10-K for fiscal year ended July 31, 1989.
       10.4.8  Eighth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.8 filed with Form 10-K for fiscal year ended July 31, 1990.
       10.4.9  Ninth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.9 filed with Form 10-K for fiscal year ended July 31, 1990.
       10.4.10 Tenth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.10 filed with Form 10-K for fiscal year ended July 31, 1990.
       10.4.11 Eleventh Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by reference to Exhibit 10.6.11 filed with Form 10-K for fiscal year ended July 31, 1990.

       10.4.12 Twelfth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by
               reference to Exhibit 10.6.12 filed with Form 10-K for
               fiscal year ended July 31, 1991.
       10.4.13 Thirteenth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by
               reference to Exhibit 10.6.13 filed with Form 10-K for
               fiscal year ended July 31, 1991.
       10.4.14 Fourteenth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by
               reference to Exhibit 10.6.14 filed with Form 10-K for
               fiscal year ended July 31, 1992.
       10.4.15 Fifteenth Amendment to Rohr Industries, Inc., Management
               Incentive Plan (Restated 1982), incorporated herein by
               reference to Exhibit 10.4.15, filed with Form 10-Q for
               period ended May 2, 1993.
       10.5    Rohr Industries, Inc., 1988 Non-Employee Director Stock
               Option Plan, incorporated herein by reference to Exhibit
               10.17 filed with Form 10-K for fiscal year ended
               July 31, 1989.
       10.6    Performance Unit Plan as amended through January 7, 1993,
               incorporated herein by reference to Exhibit 10.13, filed
               with Form 10-Q for period ended May 2, 1993.
       10.7    Employment Agreement with Robert H. Rau, incorporated
               herein by reference to Exhibit 10.12, filed with Form 10-
               Q for period ended May 2, 1993.
       10.8    Consulting Agreement with Robert H. Goldsmith,
               incorporated herein by reference to Exhibit 10.8 filed
               with Form 10-K for fiscal year ended July 31, 1993.
       10.9    Severance Agreement and Release with Alek A. Mikolajczak,
               incorporated herein by reference to Exhibit 10.9 filed
               with Form 10-K for fiscal year ended July 31, 1993.
       10.10   Service Agreement with Don Purdy, incorporated herein by
               reference to Exhibit 10.10 filed with Form 10-K for
               fiscal year ended July 31, 1993.
       10.11   None.
      *10.12   Employment Agreement with L. A. Chapman.
       10.13   Credit Agreement, dated as April 26, 1989, among Rohr
               Industries, Inc., as Borrower, and Citibank, N. A.,
               Bankers Trust Company, The First National Bank of Chicago
               and Wells Fargo Bank, N. A., and Citibank, N.A., as
               Agent, incorporated herein by reference to Exhibit
               10.6.13 filed with Form 10-Q for quarter ended April 30,
               1989.
       10.13.1 First Amendment to Credit Agreement, dated as of July 21,
               1989, incorporated herein by reference to Exhibit 10.16.1
               filed with Form 10-K for fiscal year ended July 31, 1989.
       10.13.2 Second Amendment to Credit Agreement, dated January 25,
               1990, incorporated herein by reference to Exhibit 10.16.2
               filed with Form 10-K for fiscal year ended
               July 31, 1990.
       10.13.3 Third Amendment to Credit Agreement, dated as of April
               30, 1990, incorporated herein by reference to Exhibit
               10.16.3 filed with Form 10-K for fiscal year ended
               July 31, 1990.

       10.13.4 Letter Amendment (fourth amendment) to Credit Agreement, dated October 31, 1992, incorporated herein by reference to Exhibit 10.6.4, filed with Form 10-Q for period ended
               May 2, 1993.
       10.13.5 Fifth Amendment to Bank Credit Agreement dated July 9,
               1993, incorporated herein by reference to Exhibit 10.1, filed with Registration Statement 33-65432.
       10.13.6 Sixth Amendment to Bank Credit Agreement, dated as of
               September 24, 1993, incorporated herein by reference to
               Exhibit 10.11.6 filed with Form 10-Q for period ended May
               1, 1994.


       10.13.7 Seventh Amendment to Bank Credit Agreement, dated as of
               May 10, 1994, incorporated herein by reference to Exhibit
               10.11.7 filed with Form 10-Q for period ended May 1, 1994.
       10.14 Lease Agreements, dated as of September 14, 1992, by and between Rohr, Inc., as lessor, and State Street Bank and Trust Company of California, National Association and W.
               Jeffrey Kramer, Trustees, as lessee, incorporated herein by reference to Exhibit 10.22 filed with Form 10-K for fiscal year ended July 31, 1992.
       10.15 Sublease Agreements, dated as of September 14, 1992, by and between State Street Bank and Trust Company of
               California, National Association and W. Jeffrey Kramer,
               Trustees, as sublessor, and Rohr, Inc., as sublessee, incorporated herein by reference to Exhibit 10.23 filed with Form 10-K for fiscal year ended July 31, 1992.
       10.15.1 Waiver and Modification Agreement dated as of July 9,
               1993, incorporated herein by reference to Exhibit 10.2, filed with Registration Statement 33-65432.
       10.15.2 Security Agreement dated as of July 9, 1993, incorporated herein by reference to Exhibit 10.3, filed with Registration Statement 33-65432.
       10.15.3 Amendment Agreement dated as of September 24, 1993 to
               Sublease Agreement, dated as of September 14, 1992, incorporated herein by reference to Exhibit 10.13.3 filed with Form 10-Q for period ended May 1, 1994.
       10.15.4 Amendment Agreement dated as of May 10, 1994 to Sublease
               Agreement, dated September 14, 1992, incorporated herein by reference to Exhibit 10.13.4 filed with Form 10-Q for period ended May 1, 1994.
       10.16   Promissory Note, dated October 10, 1990, executed by Rohr
               Industries, Inc., in favor of Security Pacific National
               Bank, incorporated herein by reference to Exhibit 10.9, filed with Form 10-Q for period ended May 2, 1993.
       10.17   Pooling and Servicing Agreement, dated as of December 23,
               1992, among Rohr, Inc., RI Receivables, Inc., and Bankers
               Trust Company, as Trustee, incorporated herein by reference to Exhibit 10.10, filed with Form 10-Q for period ended May 2, 1993.
      *10.17.1 First Amendment to Pooling and Servicing Agreement, dated as of October 7, 1993.
      *10.17.2 Second Amendment to Pooling and Servicing Agreement,
               dated as of April 25, 1994.
       10.18   Receivables Purchase Agreement, dated as of December 23,
               1992, among Rohr, Inc., and RI Receivables, Inc., incorporated herein by reference to Exhibit 10.11, filed with Form 10-Q for period ended May 2, 1993.


      *11.1 Calculation of Primary Earnings per Share.
      *11.2 Calculation of Fully Diluted Earnings per Share.
      *13   Annual Report to Shareholders for fiscal year ended July 31,
            1994. (The Annual Report, except for these portions thereof which are expressly incorporated by reference in the Form
            10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)
      *23.  Consent of Deloitte & Touche.
      *27.  Financial Data Schedule.

  (b) Reports on Form 8-K for Fourth Quarter of Fiscal 1994

    A report on Form 8-K, dated May 2, 1994, was filed by the Company under
  Item 5, "Other Events," discussing the settlement of all its contractual disputes with the U. S. Air Force and the settlement of the civil claims aspects of an investigation by the Los Angeles Office of the U. S. Attorney.

  (c) Exhibits required by Item 601 of Regulation S-K

    See Subparagraph (a) above.

  (d) Financial Statements required by Regulation S-X

    See Subparagraph (a) and (b) above.
- - --------
* Exhibits filed with this report.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Rohr, Inc.:

We have audited the consolidated financial statements of Rohr, Inc. as of July 31, 1994 and 1993, and for each of the three years in the period ended July 31, 1994, and have issued our report thereon dated September 12, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Rohr, Inc., listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Deloitte & Touche L L P

San Diego, California
September 12, 1994

                          ROHR, INC., AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED JULY 31, 1994, 1993, AND 1992
                             (DOLLARS IN THOUSANDS)

                                   BALANCE AT  CHARGED TO             BALANCE AT
                                  BEGINNING OF COSTS AND   ACCOUNTS     END OF
                                     PERIOD     EXPENSES  WRITTEN-OFF   PERIOD
                                  ------------ ---------- ----------- ----------
Reserve for bad debts:
  1994...........................   $11,122     $10,100     $  --      $21,222
  1993...........................    11,122         --         --       11,122
  1992...........................       931      11,000       (809)     11,122

                          ROHR, INC., AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

        COLUMN A           COLUMN B     COLUMN C     COLUMN D    COLUMN E     COLUMN F
        --------          ---------- -------------- ----------- ----------- -------------
                                        WEIGHTED      MAXIMUM     AVERAGE     WEIGHTED
                                        AVERAGE       AMOUNT      AMOUNT       AVERAGE
                          BALANCE AT INTEREST RATE  OUTSTANDING OUTSTANDING INTEREST RATE
 CATEGORY OF AGGREGATE      END OF   OF OUTSTANDING DURING THE  DURING THE   DURING THE
SHORT-TERM BORROWINGS(1)    PERIOD      BALANCE       PERIOD     PERIOD(2)    PERIOD(3)
- - ------------------------  ---------- -------------- ----------- ----------- -------------
Payable to bank for bor-
 rowing:
  at July 31, 1994......   $   --          -- %      $    --      $   --         -- %
  at July 31, 1993......       --          --          65,000      20,074       4.10
  at July 31, 1992......    20,000        3.75        100,000      73,254       5.27

- - --------
(1) The borrowings are from uncommitted short-term lines of credit. Amounts are borrowed periodically with interest rates and maturity dates fixed at the time of borrowing.
(2) Computed as the balance outstanding weighted by the days outstanding divided by 365.
(3) Computed as total interest charges divided by the weighted average debt outstanding for the period.

                          ROHR, INC., AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

               FOR THE YEARS ENDED JULY 31, 1994, 1993, AND 1992
                             (DOLLARS IN THOUSANDS)

                                                         1994    1993    1992
                                                        ------- ------- -------
   Maintenance and repairs............................. $ 8,329 $12,135 $16,503
   Rent................................................  13,077  15,923  15,271

  Depreciation and amortization of intangible assets, taxes other than payroll and income taxes, royalties, and advertising cost were less than one percent of sales and are not required to be shown.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          Rohr, Inc. (Registrant)

                                          By:  /s/ R. H. Rau
                                             ----------------------------------
                                               R. H. Rau
                                               President and Chief Executive
                                               Officer

                                          By:  /s/ L. A. Chapman
                                             ----------------------------------
                                               L. A. Chapman
                                               Senior Vice President and Chief
                                               Financial Officer

                                          By:  /s/ A. L. Majors
                                             ----------------------------------
                                               A. L. Majors
                                               Vice President and Controller
                                               (Chief Accounting Officer)
Date: September 22, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/      W. Barnes                       Director            September 22, 1994
____________________________________
              W. BARNES

    /s/      W. W. Booth                       Director            September 22, 1994
____________________________________
             W. W. BOOTH

    /s/      E. E. Covert                      Director            September 22, 1994
____________________________________
             E. E. COVERT

    /s/     W. M. Hoffman                      Director            September 22, 1994
____________________________________
            W. M. HOFFMAN

    /s/      J. J. Kerley                      Director            September 22, 1994
____________________________________
             J. J. KERLEY

     /s/    D. Larry Moore                     Director            September 22, 1994
____________________________________
            D. LARRY MOORE

     /s/      R. M. Price                      Director            September 22, 1994
____________________________________
             R. M. PRICE

      /s/      R. H. Rau                       Director            September 22, 1994
____________________________________
              R. H. RAU

     /s/     W. P. Sommers                     Director            September 22, 1994
____________________________________
            W. P. SOMMERS

     /s/      J. D. Steele                     Director            September 22, 1994
____________________________________
             J. D. STEELE
