Form 10-Q
period 1994-10-30
ROHR INC
filed 1994-12-13
CIK 84801

                              FY95: FIRST QUARTER
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1994


                         COMMISSION FILE NUMBER 1-6101

                                  ROHR, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




           DELAWARE                                      95-1607455
(State of other jurisdiction of           (I.R.S Employer Identification Number)
incorporation or organization)


                850 LAGOON DRIVE, CHULA VISTA, CALIFORNIA 91910
                   (Address of principal executive offices)

                                (619) 691-4111
                         (Registrant's Telephone No.)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X   NO
    ---     ---


AS OF DECEMBER 9,1994 THERE WERE 18,053,932 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.
________________________________________________________________________________
________________________________________________________________________________

                        PART 1.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (in thousands except for share data)
                     ------------------------------------

                                                            OCT. 30,      JULY 31,
                                                              1994          1994
                                                           -----------   ----------
ASSETS                                                     (UNAUDITED)
- ------
Cash and cash equivalents                                 $   72,265     $  115,996
Short-term investments                                        17,568         17,568
Accounts receivable                                           90,679         93,143
Inventories:
  Work-in-process                                            464,897        444,076
  Raw materials, purchased parts and supplies                 23,685         23,441
  Less customers' progress payments and advances             (95,327)      (104,321)
                                                          -----------    -----------

    Inventories - net                                        393,255        363,196
Deferred tax asset                                            36,353         36,353
Prepaid expenses and other current assets                     14,346         18,493
                                                          ----------     ----------

     TOTAL CURRENT ASSETS                                    624,466        644,749

PROPERTY, PLANT AND EQUIPMENT                                498,864        500,037
  Less accumulated depreciation and amortization            (281,587)      (277,974)
                                                          -----------    -----------
    Property, plant and equipment - net                      217,277        222,063

INVESTMENT IN LEASES                                          37,118         37,145
DEFERRED TAX ASSET                                            95,063         97,135
OTHER ASSETS                                                  55,152         55,755
                                                          ----------     ----------

                                                          $1,029,076     $1,056,847
                                                          ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Trade accounts and other payables                         $  136,639     $  129,674
Salaries, wages and benefits                                  32,075         37,100
Taxes on income                                                1,379          2,343
Current portion of long-term debt                             14,660         14,952
                                                          ----------     ----------

    TOTAL CURRENT LIABILITIES                                184,753        184,069

LONG-TERM DEBT                                               574,882        574,038
LONG-TERM PENSION AND POST-RETIREMENT OBLIGATIONS             94,158        125,004
OTHER OBLIGATIONS                                             26,366         26,827
COMMITMENTS AND CONTINGENCIES                                      -              -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share, 10 million
  shares authorized, none issued                                   -              -
Common stock, $1 par value per share, authorized
  50,000,000 shares; issued and outstanding
  18,053,932 and 18,041,680 shares respectively               18,054         18,042
Additional paid-in capital                                   102,727        102,598
Retained earnings                                             84,035         82,168
Minimum pension liability adjustment                         (55,899)       (55,899)
                                                          -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY                                 148,917        146,909
                                                          ----------     ----------

                                                          $1,029,076     $1,056,847
                                                          ==========     ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                   (in thousands except for per share data)
                   ----------------------------------------


                                                      FIRST QUARTER ENDED
                                                      --------------------
                                                      OCT. 30,   OCT. 31,
                                                        1994       1993
                                                      ---------  ---------

Sales                                                  $192,156  $237,091
Costs and Expenses                                      170,243   213,064
General & Administrative Expense                          6,560     7,460
                                                       --------  --------

Operating Income                                         15,353    16,567

Interest Income                                           1,115       312
Interest Expense                                         14,177    12,151
                                                       --------  --------

Income from Continuing Operations
  Before Taxes  on Income                                 2,291     4,728

Taxes (Benefit) on Income                                   921    (1,033)
                                                       --------  ---------

Income from Continuing Operations                         1,370     5,761
Income from Discontinued Operations - Net of Taxes          497       302
                                                       --------  --------

Net Income                                             $  1,867  $  6,063
                                                       ========  ========

Net Income per Average
  Share of Common Stock:
    Income from Continuing Operations                  $   0.08  $   0.32
    Income from Discontinued Operations                    0.02      0.02
                                                       --------  --------

        Net Income                                     $   0.10  $   0.34
                                                       ========  ========

Cash Dividends per Share
  of Common Stock                                             -         -

Total Common Stock and
  Common Stock Equivalents                               18,138    18,004

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                (in thousands)
                                --------------


                                                             FIRST QUARTER ENDED
                                                            ---------------------
                                                             OCT. 30,   OCT. 31,
                                                               1994       1993
                                                            ----------  ---------
OPERATING ACTIVITIES:
Net income                                                    $  1,867   $  6,063
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                  5,186      5,645
  Changes due to (increase) decrease in operating assets:
    Accounts receivable                                          3,269      2,563
    Inventories - net                                          (25,790)     7,984
    Prepaid expenses and other assets                            4,142     (1,389)
  Changes due to increase (decrease) in operating
    liabilities:
    Trade accounts and other payables                            2,820     (6,383)
    Pension and post-retirement obligations                    (33,256)     3,416
    Taxes on income and deferred taxes                           1,108       (697)
  Other                                                          2,713        880
                                                              --------   --------

Net cash provided by (used in) operating activities            (37,941)    18,082
                                                              ---------  --------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                       (1,539)    (1,475)
Net advances on discontinued operations                         (4,269)         -
Other                                                              692     (1,230)
                                                              --------   ---------

Net cash used in investing activities                           (5,116)    (2,705)
                                                              ---------  ---------

FINANCING ACTIVITIES:
Repayment of medium-term notes                                       -    (35,000)
Long-term borrowings under revolving credit agreement                -     56,000
Repayment of borrowings under revolving credit agreement             -    (46,000)
Other long-term borrowings (repayments)                           (648)       294
Cash collateral for receivables sales program                   19,195          -
Reduction in sales of receivable financing program             (20,000)         -
Other                                                              779       (379)
                                                              --------   ---------

Net cash used in financing activities                             (674)   (25,085)
                                                              ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                          (43,731)    (9,708)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          115,996     42,186
                                                              --------   --------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $ 72,265   $ 32,478
                                                              ========   ========

SUPPLEMENTAL INFORMATION:

Cash paid for interest, net of amounts capitalized              14,656   $ 16,100
Cash refunded for income taxes                                    (187)      (291)

                         ROHR, INC.  AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

The consolidated balance sheet as of October 30, 1994, and statements of earnings and cash flows for the first quarter ended October 30, 1994, and October 31, 1993, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1994.

The consolidated statement of earnings for the first quarter ended October 31, 1993, has been restated to separately reflect discontinued operations.

CONTINGENCIES

In June 1987, the U.S. District Court of Los Angeles, in U.S. et al, vs. Stringfellow, granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit alleges that the defendants are jointly and severally liable for all damages in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. A federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs and, subsequently, the special master allocated a high percentage of liability to the State of California. This special master's finding is subject to a final decision and appeal. The Company is the second largest generator of waste by volume disposed at the site, although it and certain other generators have argued the final allocation of cleanup costs among generators should not be determined solely by volume.

The Company has claims against its comprehensive general liability insurers for reimbursement of its cleanup costs at the site. These claims are the subject of separate litigation, although the insurers nevertheless are paying substantially all of the Company's costs of defense in the actions against the generators of wastes disposed at the site. Certain of these insurance policies have pollution exclusion clauses which are being argued as a defense and the insurers are alleging various other defenses to coverage. The Company has entered settlements with some of the insurance carriers and is engaged in settlement discussions with certain others.

The Company intends to continue to vigorously defend itself in the Stringfellow matter and believes, based upon currently available information, that the ultimate resolution will not have a material adverse effect on the financial position, liquidity, or results of operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the first quarters ended October 30, 1994 and October 31, 1993 is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1994, are also presented. These discussions should be read in conjunction with the financial statements and management's discussion and analysis thereof included in the Company's Form 10-K for the fiscal year ended July 31, 1994.

RESULTS OF OPERATIONS

First Quarter Fiscal Year 1995 Compared to First Quarter Fiscal Year 1994


Sales from continuing operations declined 19% from $237.1 million in the first quarter of fiscal 1994 to $192.2 million for the same period in fiscal 1995, primarily due to previously announced delivery rate reductions on several commercial programs, partially offset by increased government sales of spare components on the Titan program. The Titan program is scheduled to end in the latter part of this fiscal year. Commercial sales aggregated 82% and government sales 18% of the Company's total sales in the first quarter of fiscal year 1995 compared to 89% commercial and 11% government for the comparable period the prior year. This higher percentage of government sales is not expected to continue.

The Company reported operating income of $15.4 million, an operating margin of 8.0%, for the first quarter of fiscal 1995. Operating income decreased $1.2 million from the first quarter of fiscal 1994 primarily due to reductions in delivery rates, partially offset by improved operating profit due to the Company's continuing cost reduction efforts. General and administrative expenses declined $0.9 million from $7.5 million for the first quarter of fiscal 1994 to $6.6 million for the first quarter of fiscal 1995.

Net interest expense was $13.1 million for the first quarter of fiscal 1995 compared to $11.8 million for the first quarter of fiscal 1994. The increase of $1.3 million was due primarily to the Company's new long-term debt.

Net income from continuing operations for the first quarter of fiscal 1995 was $1.4 million or 8 cents per share compared to $5.8 million or 32 cents per share for the first quarter of fiscal 1994. The first quarter of the prior fiscal year was positively impacted by the Omnibus Budget Reconciliation Act, which reduced tax expense and correspondingly increased net income by $2.8 million or 16 cents a share.

During the fourth quarter of the prior fiscal year, the Company sold and commenced the transfer of its business jet line of business and accounted for the sale as a discontinued operation. The purchase agreement requires the Company to manufacture and deliver certain components and transfer engineering and tooling through fiscal 1995. Residual income from discontinued operations totaled $0.5 million or 2 cents per share for the first quarter of fiscal 1995 compared with $0.3 million or 2 cents per share for the same period of the prior fiscal year.

Total net income for the first quarter of fiscal 1995 was $1.9 million or 10 cents per share as compared with $6.1 million or 34 cents per share for the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company significantly improved its liquidity in fiscal 1994 and believes that it has sufficient resources to meet its needs. At October 30, 1994, the Company had $89.8 million of cash, cash equivalents and short-term investments. In addition, the Company has a $110 million revolving credit agreement with no amounts outstanding at October 30, 1994. The total amount available under this agreement is reduced by a $16.9 million letter of credit.

Net cash used in operating activities for the first quarter of fiscal year 1995 was $37.9 million compared to net cash provided by operating activities of $18.1 million for the first quarter of the prior fiscal year. Contributing to the use of cash in the first quarter of fiscal 1995 was a $36 million contribution to the Company's pension plans and an increase in inventory caused by investments in preproduction engineering and tooling, discussed below. Net cash provided by operations is subject to significant variations from period to period.

   The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $669.9 million at October 30, 1994, a decrease of $1.2 million from July 31, 1994. The Company is a party to a $40.0 million accounts receivable facility, down from $60 million at July 31, 1994. Under this facility, which is treated as an off-balance sheet financing, the Company sells receivables from specified customers on an on-going basis. Due to the slowdown in the aerospace industry, the amount of outstanding receivables from these customers falls from time to time below levels required to support the facility. As a result, the

Company has elected to deposit cash collateral when necessary to support the facility and has withdrawn such cash when it is no longer required to be deposited. At October 30, 1994, $7.3 million of cash collateral was on deposit.

The Company is also a party to certain equipment leases, treated as off-balance sheet financings, totaling $47.7 million at October 30, 1994. Subsequent to the end of the first quarter, the Company restructured a major sale leaseback agreement, reducing the size of this financing by approximately $22 million. In connection with this restructuring, the equipment lessors released their interest in certain Company equipment and receivables and released the Company from its potential obligation to prepay up to $10 million of equipment lease rentals.

The Company's net inventory increased from $363.2 million at July 31, 1994 to $393.2 million at October 30, 1994. Pre-production inventory continued to increase primarily due to the start up of the MD-90 program, change activity on the A340 program, and investment in cost reduction efforts on the V2500 and PW4000 programs.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.1 billion at October 30, 1994, compared to $1.2 billion at July 31, 1994. Approximately $0.5 billion of the $1.1 billion backlog is expected to be delivered in the remainder of fiscal year 1995. (Sales during any period includes sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts. The Company has an additional $2.4 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on Saturday, December 3, 1994, at the offices of the Company in Chula Vista, California. Of the 18,053,932 shares eligible to vote at the meeting, 15,423,132 shares were represented. Messrs. Wayne M. Hoffman, Robert M. Price, and Jack D. Steele were elected as directors for three-year terms expiring at the Annual Meeting in 1997; each received in excess of 15.2 million affirmative votes. Messrs. Wallace
W. Booth and James J. Kerley stepped down from the Board because each had reached the mandatory retirement age for directors. The shareholders ratified the appointment of Messrs. Sam F. Iacobellis and James R. Wilson to fill the unexpired terms of Messrs. Kerley and Booth which expire in 1996; each received in excess of 15.2 million affirmative votes. Directors whose term of office continued after the meeting included Messrs. Robert H. Rau, William P. Sommers, Wallace Barnes, Eugene E. Covert, and D. Larry Moore.


The shareholders also approved the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1995. The selection of Deloitte & Touche LLP was approved, receiving 15,275,493 affirmative votes, 99,228 negative votes and 48,411 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Index to Exhibits:

          *10.1 Assignments of Leasehold and Subleasehold Interests; Amendments of Lease Supplement No. 1, Equipment Schedule and Waiver and Modification Agreement; and Releases of Security Interest, dated as of October 31, 1994.

          10.2 Pretax Savings Plan for the Salaried Employees of Rohr, Inc., incorporated herein by reference to Exhibit 4.1, filed with Registration Statement No. 33-56529.

          *11.1   Calculation of Primary Net Income Per Share of Common Stock

          *11.2   Calculation of Fully Diluted Net Income Per Share of Common
                  Stock

          *27.    Financial Data Schedule.  (Filed with EDGAR filing only.)

     (b)  Reports on Form 8-K
          There were no reports on Form 8-K during this period.

     (c)  Exhibits required by Item 601 of Regulation S-K:
          See subparagraph (a) above.

     (d)  Financial Statements required by Regulation S-X:
          See subparagraphs (a) and (b) above.



___________________________

*Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ROHR, INC.



December 13, 1994                        By:/S/ L. A. CHAPMAN
                                            -----------------------
                                         L. A. Chapman
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer



December 13, 1994                        By:/S/ A. L. MAJORS
                                            -----------------------
                                         A. L. Majors
                                         Vice President and Controller
                                         (Chief Accounting Officer)