Form 10-Q
period 1995-01-29
ROHR INC
filed 1995-02-23
CIK 84801

                             FY95: SECOND QUARTER
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 1995


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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X   NO ___
    ---


AS OF FEBRUARY 17, 1995, THERE WERE 18,053,932 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

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
                     (in thousands except for share data)
                     ------------------------------------


                                                                   JAN. 29,      JULY 31,
                                                                     1995          1994
                                                                  -----------  -----------
ASSETS                                                            (Unaudited)
- ------
Cash and cash equivalents                                         $   68,426   $  115,996
Short-term investments                                                     -       17,568
Accounts receivable                                                  102,680       93,143
Inventories:
  Work-in-process                                                    445,525      444,076
  Raw materials, purchased parts and supplies                         22,089       23,441
  Less customers' progress payments and advances                     (77,587)    (104,321)
                                                                  ----------   ----------

    Inventories - net                                                390,027      363,196
Deferred tax asset                                                    36,353       36,353
Prepaid expenses and other current assets                             13,017       18,493
                                                                  ----------   ----------

    TOTAL CURRENT ASSETS                                             610,503      644,749

PROPERTY, PLANT AND EQUIPMENT                                        525,012      500,037
  Less accumulated depreciation and amortization                    (299,141)    (277,974)
                                                                  ----------   ----------
    Property, plant and equipment - net                              225,871      222,063

INVESTMENT IN LEASES                                                  35,477       37,145
DEFERRED TAX ASSET                                                    96,278       97,135
OTHER ASSETS                                                          55,126       55,755
                                                                  ----------   ----------

                                                                  $1,023,255   $1,056,847
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Trade accounts and other payables                                 $  133,682   $  129,674
Salaries, wages and benefits                                          29,971       37,100
Taxes on income                                                        2,746        2,343
Current portion of long-term debt                                     14,212       14,952
                                                                  ----------   ----------

    TOTAL CURRENT LIABILITIES                                        180,611      184,069

LONG-TERM DEBT                                                       574,237      574,038
LONG-TERM PENSION AND POST-RETIREMENT OBLIGATIONS                     98,070      125,004
OTHER OBLIGATIONS                                                     17,736       26,827
COMMITMENTS AND CONTINGENCIES                                              -            -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share, authorized 10 million
  shares; none issued                                                      -            -
Common stock, $1 par value per share, authorized
  50,000,000 shares; issued and outstanding
  18,053,932 and 18,041,680 shares respectively                       18,054       18,042
Additional paid-in capital                                           102,822      102,598
Retained earnings                                                     87,624       82,168
Minimum pension liability adjustment                                 (55,899)     (55,899)
                                                                  ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY                                       152,601      146,909
                                                                  ----------   ----------
                                                                  $1,023,255   $1,056,847
                                                                  ==========   ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                   (in thousands except for per share data)
                   ----------------------------------------


                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                           --------------------         ---------------------
                                           JAN. 29,   JAN. 30,           JAN. 29,    JAN. 30,
                                             1995       1994               1995        1994
                                           --------  ----------         ---------   ----------
                                                     (Restated)                    (Restated)
Sales                                      $219,774   $234,800           $411,930   $471,891
Costs and expenses                          195,499    214,766            365,742    427,830
General & administrative expenses             6,289      5,986             12,849     13,446
                                           --------   --------           --------   --------

Operating income                             17,986     14,048             33,339     30,615

Interest income                                 861        208              1,976        520
Interest expense                             13,409     12,050             27,587     24,201
                                           --------   --------           --------   --------

Income from continuing operations
  before taxes on income                      5,438      2,206              7,728      6,934

Taxes (benefit) on income                     2,186        865              3,107       (168)
                                           --------   --------           --------   --------

Income from continuing operations             3,252      1,341              4,621      7,102
Income from discontinued operations -
  net of taxes                                  337        331                835        633
                                           --------   --------           --------   --------

Net income                                 $  3,589   $  1,672           $  5,456   $  7,735
                                           ========   ========           ========   ========

NET INCOME PER SHARE:
PRIMARY:
    Income from continuing operations      $   0.18   $   0.07           $   0.26   $   0.39
    Income from discontinued operations        0.02       0.02               0.04       0.04
                                           --------   --------           --------   --------

    Net income                             $   0.20   $   0.09           $   0.30   $   0.43
                                           ========   ========           ========   ========


ASSUMING FULL DILUTION:
    Income from continuing operations      $   0.17   $   0.07           $   0.25   $   0.39
    Income from discontinued operations        0.01       0.02               0.04       0.04
                                           --------   --------           --------   --------

    Net income                             $   0.18   $   0.09           $   0.29   $   0.43
                                           ========   ========           ========   ========

Cash dividends per share
  of common stock                          $      -   $      -           $      -   $      -
                                           ========   ========           ========   ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  --------------------       --------------------
                                                                  JAN. 29,   JAN. 30,        JAN. 29,   JAN. 30,
                                                                    1995       1994            1995       1994
                                                                  ---------  ---------       ---------  ---------
OPERATING ACTIVITIES:
Net income                                                        $  3,589   $  1,672        $  5,456   $  7,735
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      5,589      6,048          10,775     11,693
  Changes due to (increase) decrease in operating assets:
    Accounts receivable                                             (7,309)     4,435          (4,040)     6,998
    Inventories - net                                                4,004     19,600         (21,786)    27,584
    Prepaid expenses and other assets                                1,324      2,711           5,466      1,322
  Changes due to increase (decrease) in operating liabilities:
    Trade accounts and other payables                               (5,326)   (12,070)         (2,506)   (18,453)
    Pension and post-retirement obligations                          3,360      2,768         (29,896)     6,184
    Taxes on income and deferred taxes                                 152      1,061           1,260        364
  Other                                                              1,693      1,436           4,406      2,316
                                                                  --------   --------        --------   --------

Net cash provided by (used in) operating activities                  7,076     27,661         (30,865)    45,743
                                                                  --------   --------        --------   --------

INVESTING ACTIVITIES:
Sale of short-term investments                                      17,568          -          17,568          -
Repurchase of sale/leaseback assets                                (21,782)         -         (21,782)         -
Purchase of property, plant and equipment                           (1,401)    (1,474)         (2,940)    (2,949)
Net advances on discontinued operations                               (776)         -          (5,045)         -
Other                                                                1,261        840           1,953       (390)
                                                                  --------   --------        --------   --------

Net cash used in investing activities                               (5,130)      (634)        (10,246)    (3,339)
                                                                  --------   --------        --------   --------

FINANCING ACTIVITIES:
Repayment of medium-term notes                                           -          -               -    (35,000)
Annual principal payment on 9.35% senior notes                           -    (12,500)              -    (12,500)
Long-term borrowings under revolving credit agreement                    -     25,000               -     81,000
Repayment of borrowings under revolving credit agreement                 -    (35,000)              -    (81,000)
Repayment of other long-term borrowings                               (969)      (943)         (1,617)      (649)
Cash collateral for receivable financing program                    (4,692)    (6,984)         14,503     (6,984)
Reduction in sales of receivable financing program                       -          -         (20,000)         -
Other                                                                 (124)      (310)            655       (689)
                                                                  --------   --------        --------   --------

Net cash used in financing activities                               (5,785)   (30,737)         (6,459)   (55,822)
                                                                  --------   --------        --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                               (3,839)    (3,710)        (47,570)   (13,418)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               72,265     32,478         115,996     42,186
                                                                  --------   --------        --------   --------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $ 68,426   $ 28,768        $ 68,426   $ 28,768
                                                                  ========   ========        ========   ========

SUPPLEMENTAL INFORMATION:

Cash paid for interest, net of amounts capitalized                $ 11,439   $  5,253        $ 26,095   $ 21,353
Cash paid (refunded) for income taxes                                1,336        113           1,149       (178)

                         ROHR, INC.  AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

    The consolidated balance sheet as of January 29, 1995, and statements of earnings and cash flows for the second quarter and six months ended January 29, 1995, and January 30, 1994, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1994.

    The consolidated statements of earnings for the second quarter and six-months ended January 30, 1994, have been restated to separately reflect discontinued operations.

    CONTINGENCIES

    In June 1987, the U.S. District Court of Los Angeles, in U.S. et al, vs. Stringfellow, granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit alleges that the defendants are jointly and severally liable for all damages in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. A federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs and, subsequently, the special master allocated a high percentage of liability to the State of California. On January 23, 1995, the U.S. District Court judge confirmed the special master's finding; however, this decision is subject to appeal. The Company is the second largest generator of waste by volume disposed at the site, although it and certain other generators have argued the final allocation of cleanup costs among generators should not be determined solely by volume.

    The Company has claims against its comprehensive general liability insurers for reimbursement of its cleanup costs at the site. These claims are the subject of separate litigation, although the insurers nevertheless have been paying substantially all of the Company's costs of defense in the actions by the government against the generators of wastes disposed at the site. Certain of these insurance policies have pollution exclusion clauses which have been argued as a defense and the insurers have alleged various other defenses to coverage. The Company has entered settlements with some of the insurance carriers and has reached agreement in principle with all of the remaining primary carriers. The Company is also engaged in discussions with certain of the excess carriers to resolve the existing litigation.

    The Company intends to continue to vigorously defend itself in the Stringfellow matter and believes, based upon currently available information, that the ultimate resolution will not have a material adverse effect on the financial position, liquidity, or results of operations of the Company.

    During November 1994 through January 1995, inspections of commercial aircraft revealed a cracked spar cap on two wing pylons. The Company has warranted these applications to its customer. Investigation indicates that the wing pylon spar caps, which were sourced, assembled and supplied by a major subcontractor to the Company, did not receive a required process step. Analysis and testing show that there are no airworthiness or safety of flight concerns with continued aircraft operations. A replacement program will be implemented in a timely manner. The Company expects that replacement would ordinarily occur during regular scheduled maintenance. The spar caps will require replacement on approximately 120 aircraft over a period of two years. The wing pylon is warranted to Rohr by its subcontractor and the Company believes that the cost of removing and replacing the spar cap components for the wing pylon, which is expected to approximate $325,000 per aircraft, will be primarily the responsibility of the subcontractor. The Company, its customer and the subcontractor are still investigating repair alternatives and costs.

    In addition, the Company acquired materials directly from the spar cap materials supplier, a small company with limited financial resources. Some of these materials were not processed to specifications before use in various aircraft applications. The Company has warranted these applications. With respect to these other applications, no failures have been noted to date and no determination has been made relative to the need for replacement or repair, if any, that may be required.


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    Management's analysis of operating results for the second quarter and six-months ended January 29, 1995, and January 30, 1994, is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1994, are also presented. These discussions should be read in conjunction with the financial statements and management's discussion and analysis thereof included in the Company's Form 10-K for the fiscal year ended July 31, 1994.

    RESULTS OF OPERATIONS

    First Six-Months Fiscal Year 1995 Compared to First Six-Months Fiscal Year 1994

    Sales from continuing operations declined 13% from $471.9 million in the first six months of fiscal 1994 to $411.9 million for the same period in fiscal 1995, primarily due to previously announced delivery rate reductions on several commercial programs. Commercial sales aggregated 86% and government sales 14% of the Company's total sales in the first six months of fiscal year 1995 compared to 88% commercial and 12% government for the
    comparable period the prior year.    The Titan program, which is included in
    government sales and which accounted for approximately 5% of the Company's sales in the first six months of fiscal 1995, is scheduled to end in fiscal 1996.

    The Company reported operating income of $33.3 million, an operating margin of 8.1%, for the first six months of fiscal 1995 compared to $30.6 million, an operating margin of 6.5%, for the same period of the prior year. This increase in operating income reflects improved results on some programs and the Company's continuing cost cutting efforts. Results were negatively impacted by cost problems on the CF6-80E1 program. General and administrative expenses declined $0.6 million from $13.4 million for the first six months of fiscal 1994 to $12.8 million for the first six months of fiscal 1995.

    Net interest expense was $25.6 million for the first six months of fiscal 1995 compared to $23.7 million for the first six months of fiscal 1994. The increase of $1.9 million was due primarily to the Company's new long-term debt.

    Net income from continuing operations for the first six-months of fiscal 1995 was $4.6 million or 26 cents per share compared to $7.1 million or 39 cents per share for the first six months of fiscal 1994. The first six months of the prior fiscal year was positively impacted by the Omnibus Budget Reconciliation Act, which reduced tax expense and correspondingly increased net income by $2.8 million or 16 cents a share.

    During the fourth quarter of the prior fiscal year, the Company sold and commenced the transfer of its business jet line of business and accounted for the sale as a discontinued operation. The purchase agreement requires the Company to manufacture and deliver certain components and transfer engineering and tooling through fiscal 1995. Residual income from discontinued operations totaled $0.8 million or 4 cents per share for the first six months of fiscal 1995 compared with $0.6 million or 4 cents per share for the same period of the prior fiscal year.

    Total net income for the first six months of fiscal 1995 was $5.4 million or 30 cents per share as compared with $7.7 million or 43 cents per share for the same period of the prior fiscal year.


    Second Quarter Fiscal Year 1995 Compared to Second Quarter Fiscal Year 1994.

    Sales during the second quarter of fiscal 1995 were $219.8 million, compared to $234.8 million in the same period of fiscal 1994 due primarily to previously announced delivery rate reductions on several commercial programs. Commercial sales aggregated 90% and government sales 10% of the Company's total sales in the second quarter of fiscal year 1995 compared to 86% commercial and 14% government for the comparable period of the prior year.

    The Company reported operating income of $18.0 million, an operating margin of 8.2% for the second quarter of fiscal 1995 compared to $14.0 million, an operating margin of 6.0%, for the same period of the prior fiscal year. Operating income increased $4.0 million from the second quarter of fiscal 1994 due to improved results on some programs and the Company's continuing cost cutting efforts, which more than offset cost problems on the CF6-80E1 program.

    Net interest expense was $12.5 million for the second quarter of fiscal 1995 compared to $11.8 million for the second quarter of fiscal 1994. The increase of $0.7 million was due primarily to the Company's new long-term debt.

    Net income from continuing operations for the second quarter of fiscal 1995 was $3.3 million or 18 cents per share compared to $1.3 million or 7 cents per share for the second quarter of fiscal 1994.

    Total net income for the second quarter of fiscal 1995 was $3.6 million or 20 cents per share compared to $1.6 million or 9 cents per share for the same period of the prior fiscal year.


    LIQUIDITY AND CAPITAL RESOURCES

    At January 29, 1995, the Company had $68.4 million of cash and cash equivalents and had a $110 million revolving credit agreement with no amounts outstanding. The total amount available under the credit agreement is reduced by a $16.9 million letter of credit.

    Net cash used in operating activities for the first six months of fiscal 1995 was $30.9 million compared to net cash provided by operating activities of $45.7 million for the first six months of the prior fiscal year. Fiscal 1995 use of cash included a $36 million contribution to the

    Company's pension plans and an increase in inventory caused by investments in preproduction engineering and tooling, discussed below. Net cash provided by operating activities in the second quarter of fiscal 1995 totaled $7.1 million compared with net cash used in operating activities of $37.9 million for the first quarter of fiscal 1995. Net cash provided by operations is subject to significant variations from period to period.

    The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $641.9 million at January 29, 1995, a decrease of $29.2 million from July 31, 1994.

    The Company is a party to certain equipment leases, treated as off-balance sheet financings, totaling $25.5 million at January 29, 1995. During the second quarter of fiscal 1995, the Company restructured a major sale leaseback agreement, reducing the size of this financing by approximately $22 million. In connection with this restructuring, the equipment lessors released their interest in certain Company equipment and receivables and released the Company from its potential obligation to prepay up to $10 million of equipment lease rentals.

    The Company is also a party to a $40.0 million accounts receivable facility, treated as an off-balance sheet financing, under which it sells receivables from specified customers on an on-going basis. Due to the slowdown in the aerospace industry, the amount of outstanding receivables from these customers falls from time to time below levels required to support the facility. As a result, the Company has elected to deposit cash collateral when necessary to support the facility and has withdrawn such cash when it is no longer required to be deposited. At January 29, 1995, $12.0 million of cash collateral was on deposit.

    The Company's net inventory increased from $363.2 million at July 31, 1994 to $390.0 million at January 29, 1995. Production inventory has declined, however, this decline has been offset by an increase in pre-production inventory primarily due to the start up of the MD-90 program, change activity on the A340 program, and investment in cost reduction efforts on the PW4000 program. Unliquidated progress payments have declined due primarily to the phase-out of the Space Division.

    The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.0 billion at January 29, 1995, compared to $1.2 billion at July 31, 1994. Approximately $0.3 billion of the $1.0 billion backlog is expected to be delivered in the remainder of fiscal 1995. (Sales during any period includes sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts. The Company has an additional $2.7 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

                          PART II.  OTHER INFORMATION



    ITEM 1.  LEGAL PROCEEDINGS

    The French subsidiary of the Company received an unfavorable result in litigation filed against it during the second quarter in the Counseil des Prud-hommes in Toulouse, France. The action was brought by 24 employees asking that they be restored to their employment, which had been terminated a year earlier due to reduced workload at the plant. The total number who had been terminated was approximately 100. This decision is now on appeal before the Tribunal de Grand Instance de Toulouse, France, the Superior Court. These proceedings involve a new trial, as this court is not bound by the decision of the lower court. The employees are still seeking reinstatement and/or damages in this proceeding before the Superior Court.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



         (a)  Index to Exhibits:

              * 3.8   Bylaws of Rohr, Inc., as amended December 3, 1994.

              *11.1   Calculation of Primary Net Income Per Share of Common
                      Stock.

              *11.2 Calculation of Fully Diluted Net Income Per Share of Common Stock.

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



                                          ROHR, INC.



    February [  ], 1995                   By:/S/ L. A. CHAPMAN
                                             -----------------------
                                          L. A. Chapman
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer



    February [  ], 1995                   By:/S/ A. L. MAJORS
                                             -----------------------
                                          A. L. Majors
                                          Vice President and Controller
                                          (Chief Accounting Officer)