Form 10-Q
period 1995-04-30
ROHR INC
filed 1995-05-26
CIK 84801

                              FY95: THIRD QUARTER
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995


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


AS OF MAY 19, 1995 THERE WERE 18,057,724 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (in thousands except for share data)
                      ------------------------------------

                                                                     APRIL 30,       JULY 31,
                                                                        1995           1994
                                                                    ------------   ------------
ASSETS                                                              (Unaudited)
- ------
Cash and cash equivalents                                            $   77,301     $  115,996
Short-term investments                                                        -         17,568
Accounts receivable                                                     101,689         93,143
Inventories:
  Work-in-process                                                       426,431        444,076
  Raw materials, purchased parts and supplies                            25,778         23,441
  Less customers' progress payments and advances                        (73,513)      (104,321)
                                                                     ----------     ----------
    Inventories - net                                                   378,696        363,196
Deferred tax asset                                                       36,353         36,353
Prepaid expenses and other current assets                                12,407         18,493
                                                                     ----------     ----------

    TOTAL CURRENT ASSETS                                                606,446        644,749

PROPERTY, PLANT AND EQUIPMENT                                           521,208        500,037
  Less accumulated depreciation and amortization                       (300,960)      (277,974)
                                                                     ----------     ----------
    Property, plant and equipment - net                                 220,248        222,063

INVESTMENT IN LEASES                                                     35,424         37,145
DEFERRED TAX ASSET                                                       94,986         97,135
OTHER ASSETS                                                             57,431         55,755
                                                                     ----------     ----------

                                                                     $1,014,535     $1,056,847
                                                                     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------
Trade accounts and other payables                                    $  126,453     $  129,674
Salaries, wages and benefits                                             34,722         37,100
Taxes on income                                                           3,439          2,343
Current portion of long-term debt                                        14,145         14,952
                                                                     ----------     ----------

    TOTAL CURRENT LIABILITIES                                           178,759        184,069

LONG-TERM DEBT                                                          562,439        574,038
LONG-TERM PENSION AND POST-RETIREMENT OBLIGATIONS                        99,861        125,004
OTHER OBLIGATIONS                                                        18,119         26,827
COMMITMENTS AND CONTINGENCIES                                                 -              -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share, authorized 10 million
  shares; none issued                                                         -              -
Common stock, $1 par value per share, authorized
  50,000,000 shares; issued and outstanding
  18,057,724 and 18,041,680 shares respectively                          18,058         18,042
Additional paid-in capital                                              102,914        102,598
Retained earnings                                                        90,284         82,168
Minimum pension liability adjustment                                    (55,899)       (55,899)
                                                                     ----------     ----------
    TOTAL SHAREHOLDERS' EQUITY                                          155,357        146,909
                                                                     ----------     ----------

                                                                     $1,014,535     $1,056,847
                                                                     ==========     ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                    (in thousands except for per share data)
                    ----------------------------------------

                                                   THIRD QUARTER ENDED       NINE MONTHS ENDED
                                                  ----------------------   ----------------------
                                                  APRIL 30,     MAY 1,     APRIL 30,     MAY 1,
                                                    1995         1994        1995         1994
                                                  ---------   ----------   ---------   ----------
                                                              (Restated)               (Restated)

Sales                                              $210,759    $221,696     $622,689    $693,587
Costs and expenses                                  187,922     200,311      553,664     628,141
General & administrative expenses                     6,053       7,286       18,902      20,732
Unusual items                                             -       7,926            -       7,926
                                                   --------    --------     --------    --------

Operating income                                     16,784       6,173       50,123      36,788

Interest income                                         969         395        2,945         915
Interest expense                                     13,077      11,436       40,664      35,637
                                                   --------    --------     --------    --------

Income (loss) from continuing operations
  before taxes on income                              4,676      (4,868)      12,404       2,066

Taxes (benefit) on income                             2,103      (1,915)       5,210      (2,083)
                                                   --------    --------     --------    --------

Income (loss) from continuing operations              2,573      (2,953)       7,194       4,149
Income from discontinued operations -
  net of taxes                                           87         266          922         899
                                                   --------    --------     --------    --------

Net income (loss)                                  $  2,660    $ (2,687)    $  8,116    $  5,048
                                                   ========    ========     ========    ========

NET INCOME PER SHARE:
PRIMARY:
    Income (loss) from continuing operations       $   0.14    $  (0.16)    $   0.40    $   0.23
    Income from discontinued operations                0.01        0.01         0.05        0.05
                                                   --------    --------     --------    --------

    Net income (loss)                              $   0.15    $  (0.15)    $   0.45    $   0.28
                                                   ========    ========     ========    ========

ASSUMING FULL DILUTION:
    Income (loss) from continuing operations       $   0.14    $  (0.16)    $   0.39    $   0.23
    Income from discontinued operations                   -        0.01         0.04        0.05
                                                   --------    --------     --------    --------

    Net income (loss)                              $   0.14    $  (0.15)    $   0.43    $   0.28
                                                   ========    ========     ========    ========

Cash dividends per share
  of common stock                                  $      -    $      -     $      -    $      -
                                                   ========    ========     ========    ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------

                                                                     THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                                    ----------------------   -----------------------
                                                                    APRIL 30,     MAY 1,     APRIL 30,      MAY 1,
                                                                       1995        1994         1995         1994
                                                                    ----------   ---------   ----------   ----------
OPERATING ACTIVITIES:
Net income (loss)                                                    $  2,660    $ (2,687)    $  8,116    $   5,048
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                         5,724       5,348       16,499       17,041
  Changes due to (increase) decrease in operating assets:
    Accounts receivable                                                (7,509)     14,410      (11,549)      21,408
    Inventories - net                                                  11,331      26,308      (10,455)      53,892
    Prepaid expenses and other assets                                     605       2,738        6,071        4,060
  Changes due to increase (decrease) in operating liabilities:
    Trade accounts and other payables                                  (4,800)    (40,084)      (7,306)     (58,537)
    Pension and post-retirement obligations                             3,295       8,219      (26,601)      14,403
    Taxes on income and deferred taxes                                  1,985      (1,982)       3,245       (1,618)
  Other                                                                 2,861        (905)       7,267        1,411
                                                                     --------    --------     --------    ---------

Net cash provided by (used in) operating activities                    16,152      11,365      (14,713)      57,108
                                                                     --------    --------     --------    ---------

INVESTING ACTIVITIES:
Sale of short-term investments                                              -           -       17,568            -
Repurchase of sale/leaseback assets                                         -           -      (21,782)           -
Purchase of property, plant and equipment                              (1,193)       (711)      (4,133)      (3,660)
Net advances on discontinued operations                                     -           -       (5,045)           -
Proceeds from sale of Auburn plant                                          -       2,343            -        2,343
Other                                                                  (2,704)     (1,878)        (751)      (2,268)
                                                                     --------    --------     --------    ---------

Net cash used in investing activities                                  (3,897)       (246)     (14,143)      (3,585)
                                                                     --------    --------     --------    ---------

FINANCING ACTIVITIES:
Repayment of medium-term notes                                              -           -            -      (35,000)
Annual principal payment on 9.35% senior notes                        (12,500)          -      (12,500)     (12,500)
Long-term borrowings under revolving credit agreement                       -      20,000            -      101,000
Repayment of borrowings under revolving credit agreement                    -     (20,000)           -     (101,000)
Repayment of other long-term borrowings                                  (435)     (1,323)      (2,052)      (1,972)
Cash collateral for receivable financing program                        8,500     (12,183)      23,003      (19,167)
Reduction in sales of receivable financing program                          -           -      (20,000)           -
Other                                                                   1,055        (396)       1,710       (1,085)
                                                                     --------    --------     --------    ---------

Net cash used in financing activities                                  (3,380)    (13,902)      (9,839)     (69,724)
                                                                     --------    --------     --------    ---------

INCREASE (DECREASE) IN CASH AND                                         8,875      (2,783)     (38,695)     (16,201)
  CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  68,426      28,768      115,996       42,186
                                                                     --------    --------     --------    ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $ 77,301    $ 25,985     $ 77,301    $  25,985
                                                                     ========    ========     ========    =========

SUPPLEMENTAL INFORMATION:

Cash paid for interest, net of amounts capitalized                   $ 14,491    $ 15,259     $ 40,586    $  36,612
Cash paid (refunded) for income taxes                                    (111)        293        1,038          115

                          ROHR, INC.  AND SUBSIDIARIES
                          ----------------------------
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

The consolidated balance sheet as of April 30, 1995, and statements of earnings and cash flows for the third quarter and nine months ended April 30, 1995, and May 1, 1994, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the annual report on Form 10-K for the year ended July 31, 1994.

The consolidated statements of earnings for the third quarter and nine months ended May 1, 1994, have been restated to separately reflect discontinued operations.


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

The Company has had claims against its comprehensive general liability insurers for reimbursement of its cleanup costs at the site. These claims have been the subject of separate litigation, although the insurers nevertheless have been paying substantially all of the Company's costs of defense in the actions by the government against the generators of wastes disposed at the site. The Company has entered settlements with some of the insurance carriers and has reached agreement in principle with all of the remaining primary carriers and also with nearly all of the excess carriers.

During November 1994 through January 1995, inspections of commercial aircraft revealed a cracked spar cap on two wing pylons. The Company has warranted these applications to its customer. Investigation indicates that the wing pylon spar caps, which were sourced, assembled and supplied by a major subcontractor to the Company, did not receive a required process step. Analysis and testing show that there are no airworthiness or safety of flight concerns with continued aircraft operations. Subsequent fleetwide inspections have revealed no other cracks; however, a replacement program is being implemented. The Company expects that replacement will occur during regularly scheduled maintenance. The spar caps will require replacement on approximately 120 aircraft over a period of several years. The wing pylon is warranted to Rohr by its subcontractor and the Company believes that the cost of removing and replacing the spar cap components for the wing pylon, which is expected to approximate $325,000 per aircraft, will be primarily the responsibility of the subcontractor.

In addition, the Company acquired materials directly from the spar cap materials supplier, a small company with limited financial resources. Some of these materials were not processed to specifications before use in various aircraft applications. The Company has warranted these applications. With respect to these other applications, no failures have been noted to date and the Company and its customers are investigating whether any replacement or repair will be required.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the third quarter and nine months ended April 30, 1995, and May 1, 1994, is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1994, are also presented. These discussions should be read in conjunction with the financial statements and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.


COMPANY OUTLOOK

As a result of the continued slowdown in the commercial aerospace industry, the Company expects that deliveries of commercial aircraft will continue to be affected through calendar 1996. The Company previously announced that sales for the fiscal year ending July 31, 1996, fifteen months from now, are expected to decrease approximately eight percent from levels expected for the current fiscal year ending July 31, 1995. The anticipated reduction reflects reduced delivery rates on commercial aircraft programs and the phase-out of certain space and military programs. However, the Company has noted that airlines are reporting improved operating results, the quantity of parked aircraft is declining, and order activity for new aircraft, most of which will be delivered after fiscal 1996, has accelerated. In excess of 90 percent of the Company's current firm order backlog is related to large commercial transport aircraft.


RESULTS OF OPERATIONS

First Nine Months Fiscal Year 1995 Compared to First Nine Months Fiscal Year
1994

Sales from continuing operations declined 10% from $693.6 million in the first nine months of fiscal 1994 to $622.7 million for the same period in fiscal 1995, primarily due to previously announced delivery rate reductions on several commercial programs and reduced sales on government programs. Commercial sales aggregated 87% and government sales 13% of the Company's total sales in the first nine months of fiscal year 1995 compared to 86% commercial and 14% government for the comparable period the prior year. The Titan program, which is included in government sales and which accounted for approximately 5% of the Company's sales in the first nine months of fiscal 1995, is scheduled to end in fiscal 1996.

The Company reported operating income of $50.1 million, an operating margin of 8.0%, for the first nine months of fiscal 1995 compared to $36.8 million, an operating margin of 5.3%, for the same period of the prior year. Operating income in fiscal 1995 increased compared to operating income before unusual items in fiscal 1994, reflecting improved results on some programs, initial deliveries on the MD90 program, and the Company's continuing cost cutting efforts. Operating income in fiscal 1995 was negatively impacted by cost problems on the CF6-80E1 program. Operating income in fiscal 1994, was reduced by unusual items aggregating $7.9 million, representing the write-off of unamortized pension past service costs related to the downsizing of employment levels, net of a gain on the sale of the Auburn, Washington facility. General and administrative expenses declined $1.8 million from $20.7 million for the first nine months of fiscal 1994 to $18.9 million for the first nine months of fiscal 1995.

Net interest expense was $37.7 million for the first nine months of fiscal 1995 compared to $34.7 million for the first nine months of fiscal 1994. The increase of $3.0 million was due primarily to the Company's new long-term debt.

Net income from continuing operations for the first nine months of fiscal 1995 was $7.2 million or 40 cents per share compared to $4.1 million or 23 cents per share for the first nine months of fiscal 1994. The first nine months of the prior fiscal year was positively impacted by the Omnibus Budget Reconciliation Act, which reduced tax expense and correspondingly increased net income by $2.8 million or 16 cents a share.

During the fourth quarter of the prior fiscal year, the Company sold and commenced the transfer of its business jet line of business and accounted for the sale as a discontinued operation. The purchase agreement requires the Company to manufacture and deliver certain components and transfer engineering and tooling through fiscal 1995. Residual income from discontinued operations totaled $0.9 million or 5 cents per share for both the first nine months of fiscal 1995 and 1994.

Net income for the first nine months of fiscal 1995 was $8.1 million or 45 cents per share as compared with $5.0 million or 28 cents per share for the same period of the prior fiscal year.


Third Quarter Fiscal Year 1995 Compared to Third Quarter Fiscal Year 1994

Sales during the third quarter of fiscal 1995 were $210.8 million, compared to $221.7 million in the same period of fiscal 1994 due primarily to reduced sales on government programs. Commercial sales aggregated 90% and government sales 10% of the Company's total sales in the third quarter of fiscal year 1995 compared to 83% commercial and 17% government for the comparable period of the prior year.

The Company reported operating income of $16.8 million, an operating margin of 8.0% for the third quarter of fiscal 1995 compared to $6.2 million, an operating margin of 2.8%, for the same period of the prior fiscal year. Operating income in the third quarter of fiscal 1995 increased compared to operating income before unusual items from the third quarter of fiscal 1994 due to improved results on some programs, initial deliveries on the MD90 program, and the Company's continuing cost cutting efforts. Operating income in third quarter of fiscal 1994 was reduced by unusual items aggregating $7.9 million, representing the write-off of unamortized pension past service costs related to the downsizing of employment levels, net of a gain on the sale of the Auburn, Washington facility. General and administrative expenses declined $1.2 million from $7.3 million in the third quarter of fiscal 1994 to $6.1 million in the third quarter of fiscal 1995.

Net interest expense was $12.1 million for the third quarter of fiscal 1995 compared to $11.0 million for the third quarter of fiscal 1994. The increase of $1.1 million was due primarily to the Company's new long-term debt.

Net income from continuing operations for the third quarter of fiscal 1995 was $2.6 million or 14 cents per share compared to a net loss from continuing operations of $3.0 million or 16 cents loss per share for the third quarter of fiscal 1994.

Net income for the third quarter of fiscal 1995 was $2.7 million or 15 cents per share compared to a net loss of $2.7 million or 15 cents loss per share for the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1995, the Company had $77.3 million of cash and cash equivalents and had a $110 million revolving credit agreement with no amounts outstanding. The total amount available under the credit agreement is reduced by a $16.9 million letter of credit.

Net cash used in operating activities for the first nine months of fiscal 1995 was $14.7 million compared to net cash provided by operating activities of $57.1 million for the first nine months of the prior fiscal year. Fiscal 1995 use of cash included a $36 million contribution to the Company's pension plans compared to a $4.9 million contribution for the same period in the prior year. Net cash provided by operating activities in the third quarter of fiscal 1995 totaled $16.2 million, whereas net cash of $30.9 million was used in operating activities for the first six months of fiscal 1995. Net cash provided by operations is subject to significant variations from period to period.

The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $638.0 million at April 30, 1995, a decrease of $33.1 million from July 31, 1994. During the second quarter of fiscal 1995, the Company restructured a major sale leaseback agreement, reducing the size of this financing by approximately $22 million, and in the third quarter, made a scheduled payment of $12.5 million on its 9.35% Senior Notes.

The Company is a party to a $40.0 million accounts receivable facility, treated as an off-balance sheet financing, under which it sells receivables from specified customers on an ongoing basis. Due to the slowdown in the aerospace industry, the amount of outstanding receivables from these customers falls from time to time below levels required to support the facility. As a result, the Company has deposited cash collateral when necessary to support the facility and has withdrawn cash when it is no longer required to be deposited. At April 30, 1995, $3.5 million of cash collateral was on deposit.

The Company's net inventory increased from $363.2 million at July 31, 1994 to $378.7 million at April 30, 1995. Inventory has increased primarily due to the startup of the MD-90 program, change activity on the A340 program, and investment in cost reduction efforts on the PW4000 program. Unliquidated progress payments have declined due primarily to the phase-out of the Titan program.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $0.9 billion at April 30, 1995, compared to $1.2 billion at July 31, 1994. Approximately $0.2 billion of the $0.9 billion backlog is expected to be delivered in the remainder of fiscal 1995. (Sales during any period includes sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts. The Company has an additional $3.0 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The French subsidiary of the Company was successful in its appeal before the Tribunal de Grand Instance de Toulouse, France, the Superior Court. This verdict reversed an unfavorable result in litigation previously filed against it in the Counseil des Prud-hommes in Toulouse, France and reported in the Company's Form 10-Q for the second quarter of its 1995 fiscal year. The action was brought by employees asking that they be restored to their employment, which had been terminated a year earlier due to reduced workload at the plant. The decision of the Superior Court is subject to further appeal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.



    (a)   Index to Exhibits:

          *11.1   Calculation of Primary Net Income Per Share of Common Stock.

          *11.2   Calculation of Fully Diluted Net Income Per Share of Common
                  Stock.

          *27.    Financial Data Schedule.  (Filed with EDGAR filing only.)

    (b)   Reports on Form 8-K:

          A report on Form 8-K, dated April 27, 1995, was filed on April 28, 1995, by the Company under Item 5, "Other Events" discussing an anticipated reduction in the Company's sales from its 1996 fiscal year ending July 31, 1996.

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



                                       ROHR, INC.



May 26, 1995                           By:/S/ L. A. CHAPMAN
                                          -----------------------------------
                                       L. A. Chapman
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer



May 26, 1995                           By:/S/ A. L. MAJORS
                                          -----------------------
                                       A. L. Majors
                                       Vice President and Controller
                                       (Chief Accounting Officer)