Form 10-K
period 1995-07-31
ROHR INC
filed 1995-09-13
CIK 84801

                                     1995
===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED JULY 31, 1995            COMMISSION FILE NUMBER 1-6101

                                   ROHR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                    95-1607455
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification Number)


                850 LAGOON DRIVE, CHULA VISTA, CALIFORNIA 91910
                    (Address of principal executive offices)

                                 (619) 691-4111
                                 (Telephone No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------      -----------------------------------------
     COMMON STOCK, $1 PAR VALUE               NEW YORK STOCK EXCHANGE
                                              PACIFIC STOCK EXCHANGE
                                              THE STOCK EXCHANGE, LONDON

     7% CONVERTIBLE SUBORDINATED              NEW YORK STOCK EXCHANGE
     DEBENTURES DUE 2012                      PACIFIC STOCK EXCHANGE
                                              THE STOCK EXCHANGE, LONDON

     7-3/4% CONVERTIBLE SUBORDINATED          NEW YORK STOCK EXCHANGE
     NOTES DUE 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

AT SEPTEMBER 8, 1995, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED ON MARKET QUOTATIONS AS OF THAT DATE, WAS APPROXIMATELY $291,505,154.

AS OF SEPTEMBER 8, 1995, THERE WERE 18,077,839 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

Portions of the following documents are incorporated into this report by reference:
  1. Part II Registrant's Annual Report to Shareholders for fiscal year ended July 31, 1995.
  2. Part III Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
===============================================================================

                          TABLE OF CONTENTS
                          -----------------

                               PART 1

                                                 Page
                                                 ----

Item 1.         Business.......................    1
                  General......................    1
                  Products.....................    2
                  Contracts....................    4
                  Subcontractors...............    6
                  Program Funding..............    6
                  Principal Customers..........    7
                  Backlog......................    7
                  Competition..................    7
                  Raw Materials and Suppliers..    8
                  Employees....................    9
                  Environmental Matters........    9
                  Research and Development.....    9
                  Patents and Proprietary
                    Information................   10
                  Manufacturing................   10
                  Miscellaneous................   10

Item 2.         Properties.....................   11

Item 3.         Legal Proceedings..............   12

Item 4.         Submission of Matters to a Vote
                  of Security Holders..........   16

Additional      Executive Officers of the
Item              Registrant...................   16


                              PART II.

Item 5.         Market for Registrant's Common
                  Equity and Related
                  Stockholder Matters.........    18

Item 6.         Selected Financial Data.......    18

Item 7.         Management's Discussion and
                  Analysis of Financial
                  Condition and Results of
                  Operations..................    18

Item 8.         Financial Statements and
                  Supplementary Data..........    18

Item 9.         Changes in and Disagreements
                  with Accountants on
                  Accounting and Financial
                  Disclosure..................    18


                          PART III.

Item 10.        Directors and Executive
                  Officers of the Registrant..    19

Item 11.        Executive Compensation........    19

Item 12.        Security Ownership of Certain
                  Beneficial Owners and
                  Management..................    19

Item 13.        Certain Relationships and
                  Related Transactions........    19


                             PART IV.

Item 14.        Exhibits, Financial Statement
                  Schedules, and Reports
                  on Form 8-K..................   20


                              SIGNATURES

                 Signature Page................   27

                                    PART 1


ITEM 1.  BUSINESS
-----------------

GENERAL

   Rohr Inc., (the "Company"), incorporated in Delaware in 1969, is the successor to a business originally established in 1940 under the name of Rohr Aircraft Corporation. The Company, a leading aerospace supplier, provides nacelle and pylon systems integration, design, development, manufacturing, and support services to the aerospace industry worldwide. The Company focuses its efforts on the market for commercial aircraft which seat 100 or more passengers. Its principal products include nacelles, which are the aerodynamic structures or pods that surround an aircraft's engines; thrust reversers, which are part of the nacelle system and assist in the deceleration of jet aircraft after landing; pylons (sometimes referred to as struts) which are the structures that attach the jet engines or the propulsion system to the aircraft; noise suppression systems; engine components; and structures for high-temperature environments. In addition, the Company conducts product research and development in advanced composites and metals, high-temperature materials, acoustics, and manufacturing processes for existing and future applications.

   The Company sells products and services to the three major commercial airframe manufacturers (Boeing, Airbus, and McDonnell Douglas) and to the five major jet engine manufacturers (General Electric, Rolls-Royce, Pratt & Whitney, CFM International, and International Aero Engines). In addition, the Company has the right on certain programs to provide customer and product support directly to airline operators and service centers around the world, including on-site field services and the sale of spare parts. The Company's commercial and government (military and space) products represented 88% and 12%, respectively, of its sales in the fiscal year ended July 31, 1995.

   The Company has over 50 years of experience in the aerospace industry. Originally, the Company operated as a subcontractor to the airframe manufacturers, building parts to the customer's design. Later, it began to build to its own designs based on customer specifications. Eventually, the Company also began operating as a subcontractor to the engine manufacturers who then provided the engine with nacelle to the airframe manufacturers. Over the last decade, the Company significantly expanded its role in many newer programs by becoming a systems integrator for nacelle systems with responsibility for the integration and management of the design, tooling, manufacture, and delivery of complete nacelle systems, directing the efforts of international consortia in some cases. As a result of this range of experience, the Company can provide many different levels of service to its customers depending upon their needs. The Company can build to the customer's design, assist in that design, or assume total responsibility for design, manufacture, integration and product support. In addition, over the last several years, the Company has expanded its services to the airlines through the direct sale of spare parts, the provision of technical support and training, and the operation of repair and overhaul facilities.

PRODUCTS

   General.  The Company designs and manufactures nacelle systems, nacelle
   -------
components, pylons or struts, non-rotating components for jet engines, and other components for commercial and military aircraft. A nacelle system generally includes the nose cowl or inlet, fan cowl, nozzle systems and thrust reverser. The nacelle houses electrical, mechanical, fluid, and pneumatic systems together with various panels, firewalls, and supporting structures; the aircraft engine (which is provided by the customer); and purchased or customer-furnished engine equipment such as electrical generators, starters, fuel pumps and oil coolers. The Company also performs engine build-ups ("EBU") by assembling nacelle systems and the related electrical, mechanical, fluid and pneumatic systems onto core aircraft engines.

   Commercial.  The Company manufactures and/or is responsible for the design
   ----------
of nacelle systems, including thrust reversers, for the McDonnell Douglas MD-80 and MD-90, the Pratt & Whitney PW4000 series engine option for the McDonnell Douglas MD-11 and the Airbus A310 and A300-600. The Company manufactures the thrust reverser, nozzle, pylons and fan cowl for Rolls-Royce engine options for the Boeing 757; the nacelle without thrust reverser for the CF6-80C2, which is the General Electric engine option for the Airbus A310 and A300-600 and McDonnell Douglas MD-11; nacelle components, including the nose cowl, fan cowl, and extension ring, for the Boeing 737; and the aft fan case nozzle and plug for the General Electric GE 90 engine option for the Boeing 777. Major components produced by the Company for the General Electric CF6-80C2 nacelle are also used on the Boeing 747 and 767.

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

   Government (Military and Space).  For military aircraft, the Company
   -------------------------------
manufactures nacelles for the Lockheed C-130 propjet transport aircraft on which final deliveries are scheduled for fiscal year 1996 and nacelle components for re-engining of existing Boeing KC-135 military aerial refueling tankers. For the U.S. space program, the Company is scheduled to complete deliveries in fiscal year 1996 of solid fuel rocket motor nozzles and insulated casings which are used on the Titan Space Launch Vehicle. The Company is providing technical support in designing the engine bay doors for the U.S. Air Force F-22 tactical fighter aircraft. The Company's government business has declined in recent years and the Company expects the percentage of its revenues attributable to government sales to decline further in future years. The extent of future sales under military programs is dependent, among other things, upon continued government funding.

   Spare Parts.  The Company sells spare parts for both military and
   -----------
commercial aircraft, including those for aircraft in use but no longer in production. Such sales from continuing operations were approximately $142.5 million in fiscal 1995, $148.9 million in fiscal 1994, and $166.9 million in fiscal 1993.

   Historically, the Company has sold spare parts for commercial programs to airframe or engine manufacturers which then resold them to the end user. However, in recent years, under certain programs, the Company has acquired the right from its customers to sell spare parts directly to airlines (although on certain programs royalty payments to its customers are required). The contracts that grant these rights to the Company generally require that the Company provide technical and product support directly to the airlines. Thus, on certain programs, the Company has the right to provide customer and product support directly to approximately 150 airline operators and service centers worldwide. The Company's direct sales of spare parts to the airlines are expected to increase in the future as nacelle programs on which the Company sells spare parts directly to the airlines mature and as the aircraft using those nacelles age. Generally, the Company earns a higher margin on the direct sale of spare parts to airlines than it does on the sale of spare parts to prime contractors (for resale to the airlines). Prices for direct spare part sales are higher than prices for spare parts sold to prime contractors, in part, because of additional costs related to the technical and customer support activities provided to the airlines.

   Business Jets.  In fiscal 1994, the Company sold and commenced the transfer
   -------------
to the buyer of its business jet line of business which is accounted for as a discontinued operation. The purchase agreement required the Company to manufacture and deliver certain components and transfer program engineering and tooling, tasks which were substantially completed in fiscal 1995. See "Notes to the Consolidated Financial Statements, Note 11," contained in the Company's 1995 Annual Report to Shareholders.

    Other Activities. The Company also manufactures other components for
    ----------------
military and commercial jet aircraft, including the nozzle and plug used on the Rolls-Royce-powered versions of the Boeing 747 and 767 and the Airbus A330, the fan exit duct for the Rolls-Royce engine used on the Boeing 757, the pylon or strut assemblies for the Boeing 757 and the acoustical ducts and/or acoustic panels for the Pratt & Whitney engine used on the McDonnell Douglas MD-80 and the Boeing 757.

   In June 1995, the Company finalized an agreement with Boeing to design, tool and manufacture the inlet and fan cowls for the Boeing 737-700 aircraft. Delivery of hardware is scheduled to start in fiscal 1997.

   The Company has been performing nacelle modification and integration services for Pratt & Whitney, installing Boeing 757 nacelles under a Pratt & Whitney license, on the PW2000 series engine for use on the former Soviet Union's IL-96M/T transport aircraft. Pratt & Whitney has entered into a contract with Boeing for additional nacelles and is negotiating final arrangements with the Company for additional modification and integration services.

CONTRACTS

   Most of the Company's major commercial contracts establish a firm unit price, subject to cost escalation, over a number of years or, in certain cases, over the life of the related program. Life-of-program agreements generally entitle the Company to work as a subcontractor in the program during the entire period the customer produces its aircraft or engine. While the customer retains the right to terminate these long-term and life-of-program arrangements, there are generally significant costs for doing so. The Company has experienced pressures from customers to reduce prices. In response, the Company has incorporated or is in the process of incorporating design changes on certain programs, allowing for a more cost effective manufacture of certain products, and is exerting pressure on its own suppliers to reduce prices.

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

   On its longer-term contracts, the Company bases initial production prices on estimates of the average cost for a block of the units which it and its customer believe will be ordered. Generally, production costs on initial units are substantially higher during the early years of a new contract or program, when the efficiencies resulting from learning are not yet fully realized, and decline as the program matures. Learning typically occurs on a program as tasks and production techniques become more efficient through repetition of the same manufacturing operation and as management implements actions to simplify product design and improve tooling and manufacturing techniques. If the customer orders fewer than the expected number of units within a specified time period, certain of the Company's contracts have repricing clauses which increase the prices for units that have already been delivered. However, other contracts do not include such repricing provisions and force the Company to bear certain market risks. The Company analyzed the potential market for the products under such contracts and agreed to prices based on its estimate of the average estimated costs for the units it expected to deliver under the program.

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

  Under all contracts, the Company may encounter, and on several programs from time to time has encountered, preproduction and/or production cost overruns caused by increased material, labor or overhead costs, design or production difficulties, increased quality requirements, redefined acceptance criteria on government programs, and various other factors such as technical and manufacturing complexity. The Company seeks recovery of such cost overruns from the customer if they are caused by the action or inaction of the customer; otherwise, such cost overruns will be, and in many cases have been, borne by the Company.

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

SUBCONTRACTORS

  The competitive market has required the Company to make substantial financial investments in programs on which it participates. Both to reduce the burden and risk of such financial investments, and also in some cases to participate in foreign programs, the Company has further subcontracted the design, development and production of substantial portions of several of its major contracts to other foreign and domestic corporations. In return, those companies provided a portion of the investment and assumed a portion of the risk associated with various of the Company's programs. The Company's performance and ultimate profitability on these programs is dependent on the performance of its subcontractors, including the timeliness and quality of their work, as well as the ability of the Company to monitor and manage its subcontractors.

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

  In some cases, a significant portion of the pre-production costs have been advanced by the customer. However, in negotiating some contracts, the Company has agreed to defer recovery of pre-production costs and instead to recover a certain amount of such costs with the sale of each production unit over an agreed number of production units plus spares equivalents. On some commercial contracts, the Company receives advance payments with orders, or other progress or advance payments, which assist the Company in meeting its working capital requirements for inventories. On government contracts, the Company receives progress payments for both pre-production and inventory costs. To reduce both its pre-production funding requirements and the build-up of program inventories, the Company has entered into agreements with subcontractors to provide a portion of the program funding needs and has subcontracted to these entities substantial portions of many of its programs. See "Subcontractors." Advances and progress payments have varied in the past and are subject to change in the future based on changes in both commercial and government procurement practices and governmental regulations. Any future change could affect the Company's need for program funding.

  Accounts receivable balances vary in accordance with various payment terms and other factors including the periodic receipt of large payments from customers for reimbursement of non-recurring costs or for amounts which had been deferred pending aircraft certification.

  The Company's primary sources of program funding have been funds generated from operations and borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Company's 1995 Annual Report to Shareholders. With respect to new programs which are developed, the Company anticipates that it may team with partners, or obtain financial commitments from one or more qualified subcontractors, prior to entering bids for work.

PRINCIPAL CUSTOMERS

  For a discussion of the Company's sales to its principal customers, see "Notes to the Consolidated Financial Statements" in the Company's 1995 Annual Report to Shareholders, Note 3--"Accounts Receivable--Sales."

BACKLOG

  The Company's backlog is significant to its business because the production of most Company products involves a long lead time from order to shipment date. Firm backlog represents the sales price of all undelivered units covered by customer orders. Firm backlog includes units ordered by a customer although the Company and the customer have not yet agreed upon a sales price. In such cases, the Company records in backlog an amount it believes (based upon all available information) is a reasonable price estimate. The Company also reports anticipated backlog, which represents the sales price of units which the Company expects (based upon all available information) that its customers will order under existing contracts and the Company will deliver within the next seven years.

  The Company's firm backlog at July 31, 1995, was approximately $1.0 billion, compared to $1.2 billion at July 31, 1994. Of such backlog, approximately $0.5 billion is scheduled for delivery on or before July 31, 1996, with the balance to be delivered in subsequent periods. A portion of the Company's expected sales for fiscal 1996 is not included in firm backlog. Anticipated backlog approximated $2.8 billion at July 31, 1995, and $2.5 billion at July 31, 1994.

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

  Even with respect to its shorter term contracts, the Company is likely to continue working as a subcontractor for the prime contractors well beyond the end of the existing shorter term contracts. The Company has long standing relationships with all of its significant customers. The Company's continued participation on existing programs provides cost advantages to the prime contractors because it avoids the cost of disassembling, moving, reassembling and recalibrating the customized tooling used to manufacture aerospace products which would be necessary if a program were transferred to a new subcontractor at the end of a short-term contract. In addition, the delays inherent in such a transfer are likely to disrupt the prime contractor's own production schedule as the flow of deliveries from the subcontractor is interrupted during the transfer. It is also generally more expensive for a new subcontractor to begin producing products in the middle of an existing program than it is for the Company to continue producing the required products. A new subcontractor's employees must learn program specific tasks with which the Company's employees will already be familiar. As a result of all of these factors, it is unusual for a prime contractor to shift a major aerospace subcontract from one manufacturer to another at the end of a short-term contract.

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

EMPLOYEES

  At July 31, 1995, the Company had approximately 4,000 full-time employees, of whom approximately 1250 were represented by the International Association of Machinists and Aerospace Workers under agreements which expire on February 15, 1996, and approximately 125 were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America under an agreement which expires on October 29, 2000. The Company considers its relationship with its employees generally to be satisfactory.

ENVIRONMENTAL MATTERS

  As an international aerospace manufacturing corporation, the Company is subject to foreign, federal, state and local laws and regulations that limit the discharge of pollutants into the air, soil and water and establish standards for the treatment, storage and disposal of hazardous wastes. If the Company were to violate or otherwise to have liability pursuant to any of these laws or regulations, it could be subject to judicial or administrative enforcement proceedings requiring the Company to investigate the nature and extent of any pollution it caused, to remediate such pollution, to install control devices in its manufacturing facilities to reduce the amount of pollutants entering the environment and to otherwise respond to orders and requests of the courts and the various regulatory agencies. These proceedings could result in the Company expending additional funds to satisfy judicial or regulatory decisions. The Company does not believe that its environmental risks are materially different from those of comparable manufacturing companies. Nevertheless, the Company cannot provide assurances that environmental laws will not adversely affect the Company's operations and financial condition in the future. Environmental risks are generally excluded from coverage under the Company's current insurance policies. See "Management's Discussion And Analysis of Financial Condition and Results of Operations--Environmental Matters" and "Notes to the Consolidated Financial Statements, Note 8, Commitments and Contingencies," in the Company's 1995 Annual Report to Shareholders. See, also, Item 3, "Legal Proceedings," in this report.

  The Company is involved in several proceedings and investigations related to waste disposal sites and other environmental matters. See Item 3, "Legal Proceedings," for a discussion of these matters, and additional suits and matters that are pending or have been threatened against the Company.

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

ITEM 2.  PROPERTIES
-------------------

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

  The following table sets forth the location, principal use, approximate size and acreage of the Company's major production facilities. Those which are owned by the Company and its subsidiaries are owned free of material encumbrances, except as noted below:


                                                                   Owned                               Leased
                                                     ----------------------------------       --------------------------
                                                     Approximate                              Approximate
                                                     Square Feet                              Square Feet
                                     Type of         of Facility            Approximate       of Facility    Approximate
   Location                        Facility(1)         (000)                  Acreage            (000)         Acreage
   --------                        -----------       -----------            -----------       -----------    -----------
 ALABAMA
   Fairhope(2).............          A,B                   123                     70.6              --             --
   Foley(2)................          A,B                   343                    163.7              --             --
 ARKANSAS
   Arkadelphia(3)..........          A,B                   224                     65.2              --             --
   Heber Springs(2)........          A,B                   153                     70.5              --             --
   Sheridan(2).............          A,B                   149                     78.0              --             --
 CALIFORNIA
   Chula Vista.............          A,B,C,D             2,770                     97.5            12.4           57.5
   Moreno Valley(4)........          A,B,C                 183                     28.3              --             --
   Riverside...............          A,B,C,D             1,162                     75.3             8.5             --
 FRANCE
   Toulouse/St. Martin.....          A,B,C                 132                      7.0              18            3.2
   Toulouse/Gramont(2).....          A,B                   170                     23.0              --             --
 GERMANY
   Hamburg.................          A,B                    28                      5.3              --             --
 MARYLAND
   Hagerstown..............          A,B                   423                     56.8              --             --
 TEXAS
   San Marcos..............          A,B                   172                     55.0              --             --
                                                         -----                    -----            ----           ----
   Approximate Totals......                              6,032                    796.2            38.9           60.7

__________________
(1) The letters indicated for each location describe the principal activities conducted at that location:
       A-Office
       B-Manufacturing
       C-Warehouse
       D-Research and Testing
(2)  Subject to a capital lease.
(3)  The completion of construction of this facility has been deferred.
(4)  This facility has been vacated and listed for sale.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

   A. Accounts receivable and inventories include estimated recoveries on constructive change claims that the Company has asserted with respect to costs it incurred as a result of government imposed redefined acceptance criteria on several government subcontracts. In connection with the Grumman F-14 subcontract, the Company filed Appeal No. 47139 (filed February 7, 1994) before the Armed Service Board of Contract Appeals ("ASBCA"). In connection with the Boeing E3/E6 subcontract, the Company filed Appeal No. 47430, (filed April 11,
1994) before the ASBCA. In the above appeals, the Company's customers are sponsors of the claims, the U.S. Navy is the defendant, and the Company is claiming monetary damages. Management believes that the amounts reflected in the financial statements are a reasonable estimates of the amounts for which these matters will be resolved. The resolution of these matters may take several years. See "Notes to the Consolidated Financial Statements, Note 3", contained in the Company's 1995 Annual Report to Shareholders.

  B. In June 1987, the U.S. District Court of Los Angeles, in U.S. et al. vs. Stringfellow (United States District Court for the Central District of California, Civil Action No. 83-2501 (JMI)), granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit, along with related lawsuits, alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusion of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing". In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65% to the State of California and 10% to the Stringfellow entities, leaving 25% to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28% depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95% share for the State of California, and 5% for the Stringfellow entities, leaving 0% for the generator/counter claimants. The special master's recommendation is subject to a final decision and appeal. The Company and other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, ultimately are found to be responsible. Notwithstanding, CERCLA liability is sometimes allocated among hazardous waste generators who used a waste disposal site based on the volume of hazardous waste they disposed of at the site. The Company is the second largest generator of wastes disposed at the site by volume, although it and certain other generators have argued the final allocation among generators of their shares of cleanup costs should not be determined solely by volume. The largest generator of wastes disposed at the Stringfellow site, by volume, has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers. The Company intends to continue to defend vigorously these matters and believes, based on currently available information, that the ultimate resolutions of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

  The Company filed claims against its comprehensive general liability insurers for reimbursement of its cleanup costs at the Stringfellow site. These claims are the subject of separate litigation, United Pacific Insurance Co., et al. vs. Rohr Industries, Inc., et al., No. C634195 in the Los Angeles Superior Court. The Company has reached settlements with its primary comprehensive general liability insurance carriers and has retained the right to file future claims against its excess carriers.

  C.  In December 1989, the Maryland Department of the Environment
("MDE") served the Company with a Letter and Consent Order No. CO-90-093. The Consent Order calls for investigation and remediation of chemicals detected in soil and ground water at the Company's bonding facility in Hagerstown, Maryland. The Company and MDE subsequently negotiated a mutually acceptable Consent Order under which the Company has developed a work plan to determine the nature and extent of the pollution at the bonding plant. The Company had acquired the bonding plant from Fairchild Industries, Inc. ("Fairchild"), in September 1987 and Fairchild had agreed to retain responsibility for and to indemnify the Company against any claims and fees in connection with any hazardous materials or pollutants released into the environment at or near the bonding plant or any other property before the closing date of the sale. On March 11, 1993, the Company and Fairchild executed a settlement agreement pursuant to which Fairchild substantially reimbursed the Company for past costs relating to environmental investigations at the bonding plant. The parties also agreed on a procedure to perform the work required under the MDE Consent Order. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  D.  On March 23, 1992, a Deputy Attorney General for the State of
California advised the Company that it may be subject to suit pursuant to Proposition 65 on the basis of data contained in a health risk assessment ("HRA") of the Company's Chula Vista facility conducted pursuant to the Air Toxics Hot Spots Act, also known as California Assembly Bill AB-2588. Proposition 65 requires manufacturers who expose any person to a chemical resulting in an increased risk of cancer to issue a clear and reasonable warning to such person and imposes substantial penalties for non-compliance. AB-2588 requires manufacturers to inventory their air emissions and to submit an HRA to assess and quantify health risks associated with those emissions. On April 9, 1993, representatives of the Company met with the Deputy Attorney General to discuss this matter and agreed to supply certain requested data to the government. The Company is presently working on the procedures required to produce this data. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

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

  F. The Department of Toxic Substances Control of the State of California Environmental Protection Agency ("DTSC") has informed the Company and approximately 100 other individuals and companies that DTSC considered the recipients to be potentially responsible parties liable for cleanup at the Chatham Brothers Barrel Yard Site located in Escondido, California (the "Chatham Site"). DTSC further advised the Company that unless a settlement could be reached with the Company, it intended to name the Company as a defendant in a cost recovery action it proposed to file in June 1993. The Company has no knowledge of the filing of any such suit. After a thorough review of the Company's records and information possessed by DTSC, and interviews of present and former Company employees, the Company remains convinced that it has no relationship whatsoever with the Chatham Site and, therefore, is not liable for the cleanup of that site. In addition, the Company has discussed this matter with a group of PRPs for the Chatham Site and has indicated its lack of involvement with the site. If the Company fails to persuade DTSC that it is not a PRP with regard to the Chatham Site, the Company could face joint and several liability for the amounts involved. The potential cost of cleanup for the Chatham Site is estimated by some PRPs to be approximately $30 million. If suit is filed against the Company, the Company intends to defend vigorously this matter. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  G. During fiscal 1993, Region IX of the United States Environmental Protection Agency ("EPA") named the Company as a first-tier generator of hazardous wastes that were transported to the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Casmalia, California. First-tier generators are the top 82 generators by volume of waste disposed of at the Casmalia Site. The size of this group was chosen by the EPA. The EPA has given the first-tier generators a list of work-related elements needing to be addressed in a good faith offer to investigate and remediate the site. The first-tier generators believe a collaborative approach early in the site cleanup and closure process offers all parties an opportunity to help determine a technical course of action at this site before the EPA has made final decisions on the matter. The Company has joined approximately 49 other companies in the Casmalia Resources Site Steering Committee which recently made a good faith offer to the EPA. The Company could be found jointly and severally liable for the total amount of cleanup cost. The Company does not yet know the ability of all other PRPs at this site, which include companies of substantial assets and equity, to fund their allocable share. Some PRPs have made preliminary estimates of cleanup costs at this site of approximately $60 to $70 million and the Company's share (based on estimated, respective volumes of discharge into such site by all generators, all of which cannot now be known with certainty) could approximate $1.8 million. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

  H.  By letter dated November 30, 1993, the Environmental Protection
Agency of the State of Ohio advised the Company that it is investigating potential sources of contamination in the vicinity of property which was previously owned by a wholly-owned subsidiary of the Company in the Village of Millersburg, Ohio. This property was sold by the Company in December 1977 under a purchase and sale agreement that transferred any such liability for contamination to the purchaser The Company intends to cooperate fully with the Ohio Environmental Protection Agency. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operation of the Company.

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

  K. In addition to the litigation discussed above, from time to time the Company is a defendant in lawsuits involving (i) claims based on the Company's alleged negligence or strict liability as a manufacturer in the design or manufacture of various products; (ii) claims based upon environmental protection laws; and (iii) claims based on the alleged wrongful termination of its employees due to, among other things, discrimination based on race, age, sex, national origin, handicap status, sexual preference, etc. The Company believes that in those types of cases now pending, or in claims known by the Company to be asserted against it whether or not reduced to a legal proceeding, it either has no material liability or any such liability is adequately covered by its reserves or its liability insurance, subject to certain deductible amounts. The Company is aware that various of its insurers may assert, and in some such cases have asserted, that their insurance coverage does not provide protection against punitive damages in any specific lawsuit. While there can be no assurances that the Company will not ultimately be found liable for material punitive damages, the Company does not now believe that it has an exposure to any material liability for punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  There is no information required to be submitted by the Company under this Item.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------

  As of September 11, 1995, the executive officers of the Company, in addition to R. H. Rau, President and Chief Executive Officer, referred to at
Item 10, Part III, were as follows:

     LAURENCE A. CHAPMAN, Senior Vice President and Chief Financial Officer, age 46, joined the Company in May 1994. Prior to that and since 1981, he worked for Westinghouse Electric Company ("Westinghouse"). He had been the Vice President and Treasurer of Westinghouse since January 1992. He was previously the Chief Financial Officer of Westinghouse Financial Services, Inc., a wholly-owned subsidiary of Westinghouse. Prior to that, Mr. Chapman held positions in Corporate Finance and Corporate Planning with Westinghouse.

     JOHN R. JOHNSON, Senior Vice President, Programs, Technical Resources, and Quality Assurance, age 58, has served in his present position since January 1994. Prior to that and since September 1979, he has served in other senior management positions, including Senior Vice President, Programs and Support from March 1993 to January 1994; Vice President, Government Business from February 1990 to February 1993; Vice President, Planning from May 1989 to February 1990; and Vice President, Manufacturing, Chula Vista, from April 1986 to May 1989. He joined the Company in September 1979.

     RICHARD W. MADSEN, Vice President, General Counsel and Secretary, age 56, has served in his present position since December 5, 1987. Prior to that and since August 1979, he served as Secretary and head of the legal function, and has been an employee of the Company since 1974.

     ALVIN L. MAJORS, Vice President and Controller (Chief Accounting Officer), age 55, has served in his present position since May 1989. Prior to that and since December 1987 he served as the Company's Controller. Prior to that and since 1971, he has served in other senior management positions. He has been an employee of the Company since 1971.

     DAVID R. WATSON, Senior Vice President - Customer Support and Business Development, age 44, has served in his present position since March 1994, assuming the title of Senior Vice President in June 1994. Prior to that and since May 1991, he served as Vice President, Commercial Programs. In May 1989, he assumed the position of Vice President and General Manager of the Company's Riverside facility. He has been an employee since February 1988 when he joined the Company as Vice President, Quality Assurance.

     GRAYDON A. WETZLER, Senior Vice President, Operations, age 53, has served in his present position since January 1994. Prior to that and since July 1993, he served as Vice President, Technical and Quality Assurance. From November 1990 to July 1993, he served as Vice President Quality/Product Assurance. From April 1987 to November 1990, he served as Vice President - Management Information Systems. He has served in other senior management positions. He has been an employee of the Company since 1979.

  The terms of office of Messrs. Chapman and Madsen expire on December 2, 1995. The initial term of Mr. Rau's Employment Agreement terminates on July 31, 1996. The other executive officers named above serve at the pleasure of the Chief Executive Officer.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

  Although a cash dividend has not been paid since 1975, a 2-for 1 stock dividend was paid in December 1985. Currently, under the terms of certain covenants in several of the Company's principal financing agreements, the Company may not pay cash dividends until after April 25, 1997. Thereafter, the Company's ability to pay cash dividends is restricted substantially.

  Other information required by this Item is set forth in the section headed "Rohr Profile" in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  The information required by this Item is set forth in the section headed "Selected Financial Data" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and such information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

  The information required by this Item is set forth in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

  The information required by this Item is set forth in the section headed "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995, and such information is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  There is no information required to be submitted by the Company under this Item.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than 10-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that, during fiscal year 1995, all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with.

  The other information required under this Item is set forth in the section headed "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders for fiscal year ended July 31, 1995, and such information is incorporated herein by reference. See also "Additional Item" at
Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  The information required by this Item is set forth in the section headed "Executive Compensation and Other Information" and in the section headed "Directors' Beneficial Ownership and Compensation" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders for fiscal year ended July 31, 1995, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  The information required by this Item is set forth in the table headed "Beneficial Ownership of Shares" in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders for fiscal year ended July 31, 1995, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  There is no information required to be submitted by the Company under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
FORM 8-K
--------

  The following consolidated financial statements of the Company and consolidated subsidiaries, included in the Company's 1995 Annual Report to Shareholders, are incorporated by reference in Item 8:


     (a)  1.  Financial Statements
              --------------------

              Consolidated Balance Sheets at July 31, 1995, and 1994

              Consolidated Statements of Operations for Years Ended July 31, 1995, 1994, and 1993

              Consolidated Statements of Shareholders' Equity for
              Years Ended July 31, 1995, 1994, and 1993

              Consolidated Statements of Cash Flows for Years
              Ended July 31, 1995, 1994, and 1993

              Notes to the Consolidated Financial Statements

     (a)  2.  Financial Statement Schedule
              -----------------------------

              The following consolidated financial statement schedule of the Company and subsidiaries is included in Part IV of this report.

                Schedule II  -  Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required under the instructions or the information is included in the financial statements or notes thereto.

     (a)  3.  Index to exhibits
              -----------------

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

       3.5 Bylaws, as amended December 3, 1994, incorporated herein by reference to Exhibit 3.8 filed with Form 10-Q for period ended January 29, 1995.

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

       4.5 Rohr, Inc. Amended and Restated Note Agreement dated as of May 10, 1994, for 9.35% senior notes due January 29, 2000, incorporated herein by reference to Exhibit 4.5, filed with Form 10-K for fiscal year ended July 31, 1994.


      *4.5.1 First Amendment to Restated Note Agreement, dated as of June 30, 1995, relating to 9.35% senior notes due January 29, 2000.

       4.6 Rohr, Inc. Amended and Restated Note Agreement dated as of May 10, 1994, for 9.33% senior notes due December 15, 2002, incorporated herein by reference to Exhibit 4.6, filed with Form 10-K for fiscal year ended July 31, 1994.

      *4.6.1 First Amendment to Restated Note Agreement, dated as of June 30, 1995, relating to 9.33% senior notes due December 15, 2002.

       4.7 Amended and Restated Rights Agreement, dated as of April 6, 1990, incorporated herein by reference to Item 7 of Form 8-K dated as of April 6, 1990.

      10.1 Rohr Industries, Inc., Directors Retirement Plan, as amended through the Seventh Amendment, incorporated herein by reference to Exhibits 10.1 through 10.7, as set forth in Form 10-K for fiscal year ended July 31, 1994.

      10.2     Rohr Industries, Inc., Supplemental Retirement Plan (Restated
               1983), as amended through the Twenty-Seventh Amendment, incorporated herein by reference to Exhibits 10.2.1 through 10.2.27, as set forth in Form 10-K for fiscal year ended July 31, 1994.

     *10.2.28 Twenty-eighth Amendment to Rohr Industries, Inc., Supplemental Retirement Plan (Restated 1983), dated April 7, 1995.

     *10.2.29 Twenty-ninth Amendment to Rohr Industries, Inc., Supplemental Retirement Plan (Restated 1983), dated April 7, 1995.

     *10.2.30 Thirtieth Amendment to Rohr Industries, Inc., Supplemental Retirement Plan (Restated 1983), dated July 24, 1995.

      10.3 Rohr, Inc. 1991 Stock Compensation for Non-Employee Directors, incorporated by reference to Exhibit 10.5 filed with Form 10-K for fiscal year ended July 31, 1992.

      10.4 Rohr Industries, Inc., Management Incentive Plan (Restated 1982), as amended through the Fifteenth Amendment, incorporated herein by reference to Exhibits 10.4.1 through 10.4.15, as set forth in Form 10-K for fiscal year ended July 31, 1994.

      10.5 Rohr Industries, Inc., 1988 Non-Employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for fiscal year ended July 31, 1989.

      10.6 Performance Unit Plan as amended through January 7, 1993, incorporated herein by reference to Exhibit 10.13, filed with Form 10-Q for period ended May 2, 1993.

      10.7 Employment Agreement with Robert H. Rau, incorporated herein by reference to Exhibit 10.12, filed with Form 10-Q for period ended May 2, 1993.

      10.8 Employment Agreement with L. A. Chapman, incorporated herein by reference to Exhibit 10.12, filed with Form 10-K for fiscal year ended July 31, 1994.

      10.13 Credit Agreement, dated as April 26, 1989, among Rohr Industries, Inc., as Borrower, and Citibank, N. A., Bankers Trust Company, The First National Bank of Chicago and Wells Fargo Bank, N. A., and Citibank, N.A., as Agent, as amended through the Seventh Amendment, incorporated herein by reference to Exhibits 10.13 through 10.13.7, as set forth in Form 10-K for the fiscal year ended July 31, 1994.

     *10.13.8  Eighth Amendment to Credit Agreement, dated as of November 29,
               1994.

     *10.13.9  Ninth Amendment to Credit Agreement, dated as of June 30, 1995.

      10.14 Lease Agreements, dated as of September 14, 1992, by and between Rohr, Inc., as lessor, and State Street Bank and Trust Company of California, National Association and W. Jeffrey Kramer, Trustees, as lessee, incorporated herein by reference to Exhibit 10.22 filed with Form 10-K for fiscal year ended July 31, 1992.

      10.15 Sublease Agreements, dated as of September 14, 1992, by and between State Street Bank and Trust Company of California, National Association and W. Jeffrey Kramer, Trustees, as sublessor, and Rohr, Inc., as sublessee, as amended, supplemented and modified through July 31, 1994, incorporated herein by reference to Exhibits 10.15 through 10.15.5, as set forth in Form 10-K for the fiscal year ended July 31, 1994.

     *10.15.6 Third Amendment Agreement, dated as of November 29, 1994, to Sublease Agreement, dated as of September 14, 1992.

     *10.15.7 Fourth Amendment Agreement, dated as of June 30, 1994, to Sublease Agreement, dated as of September 14, 1992.

      10.16 Pooling and Servicing Agreement, dated as of December 23, 1992, among Rohr, Inc., RI Receivables, Inc., and Bankers Trust Company, as Trustee, as amended through the Second Amendment, incorporated herein by reference to Exhibits 10.16, through 10.16.2, as set forth in Form 10-K for the fiscal year ended July 31, 1994.

      10.17 Receivables Purchase Agreement, dated as of December 23, 1992, among Rohr, Inc., and RI Receivables, Inc., incorporated herein by reference to Exhibit 10.11, filed with Form 10-Q for period ended May 2, 1993.

     *11.1     Calculation of Primary Earnings per Share.

     *11.2     Calculation of Fully Diluted Earnings per Share.

     *13 Annual Report to Shareholders for fiscal year ended July 31, 1995. (The Annual Report, except for the portions thereof which are expressly incorporated by reference in the Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

     *23.      Consent of Deloitte & Touche.

     *27.      Financial Data Schedule.  (Filed with EDGAR filing only.)

  (b) Reports on Form 8-K for Fourth Quarter of Fiscal 1995
      -----------------------------------------------------

      There were no reports on Form 8-K filed by the Company for the fourth quarter of fiscal 1995.

  (c) Exhibits required by Item 601 of Regulation S-K
      -----------------------------------------------

      See Subparagraph (a) above.

  (d) Financial Statements required by Regulation S-X
      -----------------------------------------------

      See Subparagraph (a) and (b) above.

 __________________
   *  Exhibits filed with this report.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Rohr, Inc.:

  We have audited the consolidated financial statements of Rohr, Inc., as of July 31, 1995 and 1994, and for each of the three years in the period ended July 31, 1995, and have issued our report thereon dated September 11, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Rohr, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

San Diego, California
September 11, 1995

                          ROHR, INC., AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JULY 31, 1995, 1994, AND 1993
                             (dollars in thousands)


                                Balance at       Charged to                         Balance at
                                beginning of     Costs and        Accounts          end of
                                period           Expenses         written-off       period
                                ------------     ----------       -----------       ----------
Reserve for bad debts:

            1995                  $21,422         $                 $(8,500)          $12,922

            1994                   11,122          10,300                --            21,422

            1993                   11,122              --                --            11,122


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROHR, INC.
                                    (Registrant)



                                    By:  /s/ R. H. Rau
                                         -------------------------------------
                                         R. H. Rau
                                         President and Chief Executive Officer



                                    By:  /s/ L. A. Chapman
                                         -------------------------------------
                                         L. A. Chapman
                                         Senior Vice President and Chief
                                         Financial Officer



                                    By:  /s/ A. L. Majors
                                         -------------------------------------
                                         A. L. Majors
                                         Vice President and Controller
                                         (Chief Accounting Officer)



  Date:  September 11, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

            Signature                    Title                 Date
            ---------                    -----                 ----

  /s/ W. Barnes                         Director             SEPTEMBER 11, 1995
  ----------------------------
  W. Barnes


  /s/ E. E. Covert                      Director             SEPTEMBER 11, 1995
  ----------------------------
  E. E. Covert


  /s/ W. M. Hoffman                     Director             SEPTEMBER 11, 1995
  ----------------------------
  W. M. Hoffman


  /s/ S. F. Iacobellis                  Director             SEPTEMBER 11, 1995
  ----------------------------
  S. F. Iacobellis


  /s/ D. Larry Moore                    Director             SEPTEMBER 11, 1995
  ----------------------------
  D. Larry Moore


                                        Director             SEPTEMBER __, 1995
  ----------------------------
  R. M. Price


  /s/ R. H. Rau                         Director             SEPTEMBER 11, 1995
  ----------------------------
  R. H. Rau


  /s/ W. P. Sommers                     Director             SEPTEMBER 11, 1995
  ----------------------------
  W. P. Sommers


  /s/ J. D. Steele                      Director             SEPTEMBER 11, 1995
  ----------------------------
  J. D. Steele


  /s/ J. R. Wilson                      Director             SEPTEMBER 11, 1995
  ----------------------------
  J. R. Wilson

                                       28