Form 10-Q
period 1995-10-29
ROHR INC
filed 1995-12-01
CIK 84801

                              FY96: FIRST QUARTER
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 1995


                         COMMISSION FILE NUMBER 1-6101

                                   ROHR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                      95-1607455
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


             850 LAGOON DRIVE, CHULA VISTA, CALIFORNIA 91910-2098
                    (Address of principal executive offices)

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

AS OF NOVEMBER 27, 1995 THERE WERE 18,110,259 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (in thousands except for share data)
                      ------------------------------------

                                                              OCT. 29,    JULY 31,
                                                               1995         1995
                                                            -----------   ---------
ASSETS                                                      (UNAUDITED)
------
Cash and cash equivalents                                     $ 48,865    $ 84,584
Accounts receivable                                             87,108      72,152
Inventories:
  Work-in-process                                              464,632     429,578
  Raw materials, purchased parts and supplies                   24,081      23,367
  Less customers' progress payments and advances               (54,463)    (62,670)
                                                            -----------   ---------

    Inventories - net                                          434,250     390,275
Deferred tax asset                                               6,493       6,493
Prepaid expenses and other current assets                       11,225      13,685
                                                            -----------   ---------

     TOTAL CURRENT ASSETS                                      587,941     567,189

Property, plant and equipment - net                            213,938     217,051

INVESTMENT IN LEASES                                            34,648      34,657
DEFERRED TAX ASSET                                             105,061     105,020
OTHER ASSETS                                                    53,217      52,623
                                                            -----------   ---------

                                                              $994,805    $976,540
                                                            ===========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and other liabilities                        $174,448    $157,872
Taxes on income                                                    506         451
Current portion of long-term debt                               14,094      14,119
                                                            -----------   ---------

    TOTAL CURRENT LIABILITIES                                  189,048     172,442

LONG-TERM DEBT                                                 540,118     540,658
PENSION AND POST-RETIREMENT OBLIGATIONS - LONG-TERM             71,191      69,386
OTHER OBLIGATIONS                                               17,497      18,123
COMMITMENTS AND CONTINGENCIES                                        -           -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share,
  10 million shares authorized, none issued                          -           -
Common stock, $1 par value per share,
  authorized 50,000,000 shares; issued and outstanding
  18,109,952 and 18,068,076 shares, respectively                18,110      18,068
Additional paid-in capital                                     103,383     102,887
Retained earnings                                               93,876      93,394
Minimum pension liability adjustment                           (38,418)    (38,418)
                                                            -----------   ---------
  TOTAL SHAREHOLDERS' EQUITY                                   176,951     175,931
                                                            -----------   ---------

                                                              $994,805    $976,540
                                                            ===========   =========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                    (in thousands except for per share data)
                    ----------------------------------------



                                                        FIRST QUARTER ENDED
                                                        -------------------
                                                        OCT. 29,   OCT. 30,
                                                          1995       1994
                                                        --------   --------
Sales                                                   $150,400   $192,156
Costs and Expenses                                       131,533    170,243
General & Administrative Expenses                          6,728      6,560
                                                        --------   --------

Operating Income                                          12,139     15,353

Interest Income                                            1,052      1,115
Interest Expense                                          12,386     14,177
                                                        --------   --------

Income from Continuing Operations
  Before Taxes  on Income                                    805      2,291

Taxes on Income                                              323        921
                                                        --------   --------

Income from Continuing Operations                            482      1,370
Income from Discontinued Operations - Net of Taxes             -        497
                                                        --------   --------

Net Income                                              $    482   $  1,867
                                                        ========   ========

Net Income per Average
  Share of Common Stock:
    Income from Continuing Operations                   $   0.03   $   0.08
    Income from Discontinued Operations                        -       0.02
                                                        --------   --------

        Net Income                                      $   0.03   $   0.10
                                                        ========   ========

Cash Dividends per Share
  of Common Stock                                              -          -

Total Common Stock and
  Common Stock Equivalents                                18,682     18,138


                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------

                                                                FIRST QUARTER ENDED
                                                               --------------------
                                                               OCT. 29,    OCT. 30,
                                                                 1995        1994
                                                               --------    --------
OPERATING ACTIVITIES:
Net income                                                     $    482    $  1,867
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                   5,326       5,186
  Changes due to (increase) decrease in operating assets:
    Accounts receivable                                         (16,956)      3,269
    Inventories - net                                           (43,975)    (25,790)
    Prepaid expenses and other assets                             2,426       4,142
  Changes due to increase (decrease) in operating
    liabilities:
    Accounts payable and other liabilities                       16,576       2,820
    Pension and post-retirement obligations                       1,806     (33,256)
    Taxes on income and deferred taxes                               14       1,108
  Other                                                            (145)      2,713
                                                               --------    --------

Net cash used in operating activities                           (34,446)    (37,941)
                                                               --------    --------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                        (2,486)     (1,539)
Net advances on discontinued operations                               -      (4,269)
Other                                                              (820)        692
                                                               --------    --------

Net cash used in investing activities                            (3,306)     (5,116)
                                                               --------    --------

FINANCING ACTIVITIES:
Repayment of long-term borrowings                                  (396)       (648)
Cash collateral for receivable sales program                      2,000      19,195
Reduction in sales of receivable sales program                        -     (20,000)
Other                                                               429         779
                                                               --------    --------

Net cash provided by (used in) financing activities               2,033        (674)
                                                               --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                           (35,719)    (43,731)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            84,584     115,996
                                                               --------    --------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                $ 48,865    $ 72,265
                                                               ========    ========

SUPPLEMENTAL INFORMATION:

Cash paid for interest, net of amounts capitalized             $ 13,885    $ 14,656
Cash paid (refunded) for income taxes                               262        (187)

                         ROHR, INC.  AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

The consolidated balance sheet as of October 29, 1995, and statements of earnings and cash flows for the first quarters ended October 29, 1995, and October 30, 1994, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1995.

CONTINGENCIES

During November 1994 through January 1995, inspection of commercial aircraft revealed a cracked spar cap on two wing pylons. The Company has warranted these applications to its customer. Investigation indicates that the wing pylon spar caps, which were sourced, assembled, and supplied by a major subcontractor to the Company, did not receive a required process step. Analysis and testing show that there are no airworthiness or safety of flight concerns with continued aircraft operations. Subsequent fleetwide inspections have revealed no other cracks; however, a replacement program is being implemented. The spar caps will require replacement on approximately 120 aircraft over a period of several years. The wing pylon is warranted to Rohr by its subcontractor and the Company believes that the cost of removing and replacing the spar cap components for the wing pylon, which is expected to approximate $315,000 per aircraft, will be primarily the responsibility of the subcontractor. To date, the subcontractor has borne their costs to furnish materials but has paid only a portion of the cost incurred by the Company. The Company believes that it will recover a substantial portion of its own costs under the terms of its subcontractor's contractual warranty and that the resolution of this matter will not have a material adverse effect on the Company's financial condition.

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

In June 1987, the U.S. District Court of Los Angeles, in U.S. et al, vs. Stringfellow, granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusions of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing." In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65 percent to the State of California and 10 percent to the Stringfellow entities, leaving 25 percent to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28 percent depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95 percent share for the State of California, and 5 percent for the Stringfellow entities, leaving 0 percent for the generator/counterclaimants. This special master's finding is subject to a final decision and appeal. The Company and the other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, may ultimately be found to be responsible. Notwithstanding, CERCLA liability is sometimes allocated among hazardous waste generators who used a waste disposal site based on the volume of hazardous waste they disposed at the site. The Company is the second largest generator of waste by volume disposed at the site, although it and certain other generators have argued the final allocation of cleanup costs among generators should not be determined solely by volume. The largest volume generator of wastes disposed at the Stringfellow site has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the first quarters ended October 29, 1995 and October 30, 1994 is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1995, are also presented. These discussions should be read in conjunction with the financial statements and management's discussion and analysis thereof included in the Company's Form 10-K for the fiscal year ended July 31, 1995.


RESULTS OF OPERATIONS

First Quarter Fiscal Year 1996 Compared to First Quarter Fiscal Year 1995

Sales for the first quarter of fiscal 1996 were $150.4 million down from $192.2 million in the first quarter of fiscal 1995. The sales decline is primarily due to delivery rate reductions on several commercial programs, reflecting reduced deliveries of commercial aircraft throughout the industry. In addition, government sales declined due to the near completion of the Company's primary military and space programs. Both the C-130 and the Titan Space programs are scheduled to make final deliveries in fiscal 1996.

The Company's operating income for the first quarter of fiscal 1996 was $12.1 million, an operating margin of 8.1%. Operating income for the same period of the prior fiscal year was $15.4 million, an operating margin of 8.0%. Operating income decreased from the first quarter of fiscal 1995 primarily due to the decline in sales.

Net interest expense was $11.3 million for the first quarter of fiscal 1996 compared to $13.1 million for the first quarter of fiscal 1995. Interest expense declined due to reduction in debt.

Net income for the first quarter of fiscal 1996 was $0.5 million or 3 cents per share. This compares to net income from continuing operations of $1.4 million or 8 cents per share for the first quarter of fiscal 1995. Total net income for the first quarter of the prior year, which included $0.5 million of income or 2 cents per share from discontinued operations, was $1.9 million or 10 cents per share. In the fourth quarter of fiscal 1994, the Company sold and commenced the transfer of its business jet line of business. The purchase agreement required the Company, to manufacture and deliver certain components and transfer program engineering and tooling which was substantially completed in fiscal 1995.

As a result of the slow-down in the commercial aerospace industry and reductions in the Company's military and space programs, many of the Company's facilities are operating below capacity. The Company is in the process of reviewing its long range site strategy and assessing the facilities and equipment necessary to meet its future needs. If management concludes that any facilities or equipment are in excess of the Company's projected needs, and that their book value will not be recovered from future activities, then an impairment write down will be recorded to reduce the assets to their estimated fair value.

LIQUIDITY AND CAPITAL RESOURCES

At October 29, 1995, the Company had $48.9 million of cash and cash equivalents. In addition, the Company had a $82.8 million revolving credit agreement with no amounts outstanding. The total amount available under the credit agreement is reduced by a $16.9 million letter of credit. The credit agreement will be reduced by $8.3 million every six months until it matures in April 1997. Over the next several years, the Company expects to increase its investment in program inventory in connection with increased deliveries and anticipated new business opportunities. The Company believes that its financial resources are adequate to meet its requirements during this period.

Net cash used in operating activities for the first quarter of fiscal year 1996 was $34.4 million compared to $37.9 million for the first quarter of the prior fiscal year. Contributing to the use of cash in the first quarter of fiscal 1996 was an increase in inventory (reflecting customers' rescheduling of existing orders and the Company's preparation for a scheduled increase in deliveries during the second and third quarters) and an increase in accounts receivable (caused in part by a relatively high percentage of deliveries occurring in the last weeks of the quarter). Net cash provided by operations is subject to significant variations from period to period.

The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $606.4 million at October 29, 1995, compared to $605.6 million at July 31, 1995.

The Company has a $40.0 million receivables sales program. Under this off-balance sheet financing program, the Company sells receivables from specified customers on an on-going basis. Due to the slowdown in the aerospace industry, the amount of outstanding receivables from these customers has fallen below levels required to support the total program. As a result, the Company has elected to deposit cash collateral as necessary to support the program and withdraws such cash when it is no longer required to be deposited. At October 29, 1995, $11.5 million of cash collateral was on deposit.

The Company is also a party to certain equipment leases, treated as off-balance sheet financings, totaling $23.7 million at October 29, 1995.

Accounts receivable increased from $72.1 million at July 31, 1995, to $87.1 million at October 29, 1995. This increase is caused in part by a relatively high percentage of deliveries occurring in the last weeks of the quarter.

The Company's net inventory increased from $390.3 million at July 31, 1995, to $434.3 million at October 29, 1995. This increase is due primarily to higher levels of production inventory reflecting customers rescheduling of existing orders and the Company's preparation for a scheduled increase in deliveries during the second and third quarters.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.0 billion at October 29, 1995, and at July 31, 1995. Approximately $0.6 billion of the $1.0 billion backlog is expected to be delivered in the remainder of fiscal 1996. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts. The Company has an additional $2.8 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

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



                                       ROHR, INC.



December 1, 1995                       By: /s/ L. A. CHAPMAN
                                           -----------------------
                                       L. A. Chapman
                                       Senior Vice President and Chief Financial
                                       Officer



December 1, 1995                       By: /s/ A. L. MAJORS
                                           -----------------------
                                       A. L. Majors
                                       Vice President and Controller
                                       (Chief Accounting Officer)