Form 10-Q
period 1996-01-28
ROHR INC
filed 1996-02-26
CIK 84801

                             FY96: SECOND QUARTER

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 1996


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

YES   X    NO
    -----     -----


AS OF FEBRUARY 15, 1996, THERE WERE 21,432,682 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

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
                     (in thousands except for share data)
                     ------------------------------------

                                                             JAN. 28,     JULY 31,
                                                               1996         1995
                                                            -----------   ---------
ASSETS                                                            (UNAUDITED)
------
Cash and cash equivalents                                     $ 58,592    $ 84,584
Accounts receivable                                             81,861      72,152
Inventories:
  Work-in-process                                              477,840     429,578
  Raw materials, purchased parts and supplies                   22,574      23,367
  Less customers' progress payments and advances               (62,613)    (62,670)
                                                              --------    --------

    Inventories - net                                          437,801     390,275
Deferred tax asset                                               6,493       6,493
Prepaid expenses and other current assets                       10,023      13,685
                                                              --------    --------

     TOTAL CURRENT ASSETS                                      594,770     567,189

Property, plant and equipment - net                            211,163     217,051

INVESTMENT IN LEASES                                            33,473      34,657
DEFERRED TAX ASSET                                             105,108     105,020
OTHER ASSETS                                                    52,081      52,623
                                                              --------    --------

                                                              $996,595    $976,540
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and other liabilities                        $167,595    $157,872
Taxes on income                                                    577         451
Short-term debt                                                  1,979           -
Current portion of long-term debt                               14,048      14,119
                                                              --------    --------

    TOTAL CURRENT LIABILITIES                                  184,199     172,442

LONG-TERM DEBT                                                 511,543     540,658
PENSION AND POST-RETIREMENT OBLIGATIONS - LONG-TERM             72,988      69,386
OTHER OBLIGATIONS                                               18,244      18,123
COMMITMENTS AND CONTINGENCIES                                        -           -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share,
  10 million shares authorized, none issued                          -           -
Common stock, $1 par value per share,
  authorized 50,000,000 shares; issued and outstanding
  21,192,114 and 18,068,076 shares, respectively                21,192      18,068
Additional paid-in capital                                     132,766     102,887
Retained earnings                                               94,081      93,394
Minimum pension liability adjustment                           (38,418)    (38,418)
                                                              --------    --------
  TOTAL SHAREHOLDERS' EQUITY                                   209,621     175,931
                                                              --------    --------

                                                              $996,595    $976,540
                                                              ========    ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                   (in thousands except for per share data)
                   ----------------------------------------

                                              SECOND QUARTER ENDED       SIX MONTHS ENDED
                                              --------------------     --------------------
                                              JAN. 28,    JAN. 29,     JAN. 28,    JAN. 29,
                                                1996        1995         1996        1995
                                              --------   --------      --------    --------
Sales                                         $180,702   $219,774      $331,102    $411,930
Costs and Expenses                             159,071    195,499       290,604     365,742
General & Administrative Expenses                5,247      6,289        11,975      12,849
                                              --------   --------      --------    --------

Operating Income                                16,384     17,986        28,523      33,339

Interest Income                                    608        861         1,660       1,976
Interest Expense                                12,574     13,409        24,960      27,587
Charge for Exchange of Convertible Notes         4,075          -         4,075           -
                                              --------   --------      --------    --------

Income from Continuing Operations -
  Before Taxes on Income                           343      5,438         1,148       7,728

Taxes on Income                                    138      2,186           461       3,107
                                              --------   --------      --------    --------

Income from Continuing Operations                  205      3,252           687       4,621
Income from Discontinued Operations -
  Net of Taxes                                       -        337             -         835
                                              --------   --------      --------    --------

Net Income                                    $    205   $  3,589      $    687    $  5,456
                                              ========   ========      ========    ========

NET INCOME PER SHARE:
PRIMARY:
    Income from Continuing Operations         $   0.01   $   0.18      $   0.04    $   0.26
    Income from Discontinued Operations              -       0.02             -        0.04
                                              --------   --------      --------    --------

        Net Income                            $   0.01   $   0.20      $   0.04    $   0.30
                                              ========   ========      ========    ========

ASSUMING FULL DILUTION:
    Income from Continuing Operations         $   0.01   $   0.17      $   0.04    $   0.25
    Income from Discontinued Operations              -       0.01             -        0.04
                                              --------   --------      --------    --------

        Net Income                            $   0.01   $   0.18      $   0.04    $   0.29
                                              ========   ========      ========    ========

Cash Dividends per Share
  of Common Stock                             $      -   $      -      $      -    $      -
                                              ========   ========      ========    ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                (in thousands)
                                --------------

                                                                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                                                                   --------------------     --------------------
                                                                   JAN. 28,   JAN. 29,      JAN. 28,    JAN. 29,
                                                                     1996       1995          1996        1995
                                                                   --------   --------      --------    --------
OPERATING ACTIVITIES:
Net income                                                         $    205   $  3,589      $    687    $  5,456
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     5,279      5,589        10,605      10,775
    Charge for exchange of convertible notes                          4,075          -         4,075           -
Changes due to (increase) decrease in operating assets:
    Accounts receivable                                               9,746     (7,309)       (7,210)     (4,040)
    Inventories - net                                                (3,551)     4,004       (47,526)    (21,786)
    Prepaid expenses and other assets                                 1,508      1,324         3,934       5,466
  Changes due to increase (decrease) in operating liabilities:
    Accounts payable and other liabilities                           (6,599)    (5,326)        9,977      (2,506)
    Pension and post-retirement obligations                           1,797      3,360         3,603     (29,896)
    Taxes on income and deferred taxes                                   24        152            38       1,260
  Other                                                               1,083      1,693           938       4,406
                                                                   --------   --------      --------    --------

Net cash provided by (used in) operating activities                  13,567      7,076       (20,879)    (30,865)
                                                                   --------   --------      --------    --------

INVESTING ACTIVITIES:
Sale of short-term investments                                            -     17,568             -      17,568
Repurchase of sale/leaseback assets                                       -    (21,782)            -     (21,782)
Purchase of property, plant and equipment                            (2,750)    (1,401)       (5,236)     (2,940)
Net advances on discontinued operations                                   -       (776)            -      (5,045)
Other                                                                 1,105      1,261           285       1,953
                                                                   --------   --------      --------    --------

Net cash used in investing activities                                (1,645)    (5,130)       (4,951)    (10,246)
                                                                   --------   --------      --------    --------

FINANCING ACTIVITIES:
Short-term borrowings                                                 1,979          -         1,979           -
Repayment of other long-term borrowings                                (593)      (969)         (934)     (1,617)
Cash collateral for receivable sales program                         (4,499)    (4,692)       (2,499)     14,503
Reduction in sales of receivable sales program                            -          -             -     (20,000)
Other                                                                   918       (124)        1,292         655
                                                                   --------   --------      --------    --------

Net cash used in financing activities                                (2,195)    (5,785)         (162)     (6,459)
                                                                   --------   --------      --------    --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    9,727     (3,839)      (25,992)    (47,570)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                48,865     72,265        84,584     115,996
                                                                   --------   --------      --------    --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $ 58,592   $ 68,426      $ 58,592    $ 68,426
                                                                   ========   ========      ========    ========

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
  Interest, net of amount capitalized                              $ 11,226   $ 11,439      $ 25,111    $ 26,095
  Income taxes                                                           93      1,336           266       1,149

Non-cash financing activities:
  Exchange of 7.75% convertible notes                               (28,066)         -       (28,121)          -
  Change in equity due to exchange of 7.75%
    convertible notes                                                32,141          -        32,196           -
  Charge for exchange of convertible notes                           (4,075)         -        (4,075)          -

                         ROHR, INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

The consolidated balance sheet as of January 28, 1996, and statements of earnings and cash flows for the second quarter and six months ended January 28, 1996, and January 29, 1995, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1995.

CONTINGENCIES

During November 1994 through January 1995, inspection of commercial aircraft revealed a cracked spar cap on two wing pylons. The Company has warranted these applications to its customer. Investigation indicates that the wing pylon spar caps, which were sourced, assembled, and supplied by a major subcontractor to the Company, did not receive a required process step. Analysis and testing show that there are no airworthiness or safety of flight concerns with continued aircraft operations. Subsequent fleetwide inspections have revealed no other cracks; however, a replacement program has been implemented. The spar caps will require replacement on approximately 120 aircraft over a period of several years. The wing pylon is warranted to Rohr by its subcontractor and the Company believes that the cost of removing and replacing the spar cap components for the wing pylon, which is expected to approximate $315,000 per aircraft, will be primarily the responsibility of the subcontractor. To date, the subcontractor has borne their costs to furnish materials but has paid only a portion of the cost incurred by the Company. The Company believes that it will recover a substantial portion of its own costs under the terms of its subcontractor's contractual warranty and that the resolution of this matter will not have a material adverse effect on the Company's financial condition.

In addition, the Company acquired other materials directly from the spar cap materials supplier, a small company with limited financial resources. Some of these materials were not processed to specifications before use in various aircraft applications. The Company has warranted these applications. With respect to these other applications, no failures have been noted to date and the Company and its customers are investigating whether any replacement or repair will be required.

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

In January 1996, McDonnell Douglas Corporation announced a change in the method of accounting for its MD-11 program. Its announcement indicated that such action was taken "in recognition of production rates, existing order base, and length of time required to achieve program deliveries". In light of these changing conditions, the Company is reassessing the market requirements for its products on the MD-11 related programs. This preliminary reassessment indicated that the PW4000 program, which also provides nacelles with reversers for the Airbus A300 and A310 aircraft, may not achieve contractual quantities within the specified time period.

The PW4000 contract provides that under such circumstances the parties are to negotiate an equitable price adjustment. The Company is preparing to commence such negotiations with its customer. At the end of the second quarter, the Company had in excess of $50 million of excess over average and preproduction cost inventoried on this program.

CONVERTIBLE SUBORDINATED NOTES

In the second quarter of fiscal 1996, the Company privately negotiated the exchange of 3.0 million shares of the Company's common stock for $28.1 million of its 7.75% Convertible Subordinated Notes due 2004, leaving $29.4 million of such notes outstanding at January 28, 1996. The Convertible Subordinated Notes are convertible into shares of common stock at a conversion price of $10.35 per share and are redeemable at the Company's option, beginning in May 1998 at a price of 104.7%, declining to par at maturity. The shares of common stock issued in the exchange in excess of the shares required for conversion were valued at $4.1 million, which was expensed during the quarter.

Subsequent to the end of the second quarter and through February 21, 1996, the Company exchanged an additional 0.3 million shares of common stock for $2.7 million of the 7.75% Convertible Subordinated Notes. The Company may enter into additional exchange transactions from time to time.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the second quarter and six months ended January 28, 1996 and January 29, 1995 is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1995, are also presented. These discussions should be read in conjunction with the financial statements and Management's Discussion and Analysis thereof included in the Company's Form 10-K for the fiscal year ended July 31, 1995.

RESULTS OF OPERATIONS

Second Quarter Fiscal Year 1996 Compared to Second Quarter Fiscal Year 1995
---------------------------------------------------------------------------

Sales for the second quarter of fiscal 1996 were $180.7 million down from $219.8 million in the second quarter of fiscal 1995, but up from $150.4 million in the first quarter of fiscal 1996. Sales in fiscal 1996, benefited from production deliveries on the MD-90 program. However, in the aggregate, sales declined due primarily to previously announced delivery rate reductions on several other commercial programs, reflecting reduced deliveries of commercial aircraft throughout the industry. In addition, government sales declined due to the near completion of the Company's primary military and space programs.

Operating income for the second quarter of fiscal 1996, was $16.4 million, an operating margin of 9.1 percent, as compared to $18.0 million, an operating margin of 8.2 percent, for the same period of the prior fiscal year. Operating income in the second quarter of fiscal 1996 declined as compared with the second quarter of fiscal 1995 primarily due to the reduction in sales as discussed above, change in program mix and the revised outlook for the PW4000 program. These items were partially offset by favorable negotiations on certain programs. Operating results in the second quarter of fiscal 1995 were negatively impacted by cost problems on the CF6-80E1 program.

Net interest expense was $12.0 million for the second quarter of fiscal 1996 compared to $12.5 million for the second quarter of fiscal 1995. Interest expense declined primarily due to principal payments made in fiscal year 1995 on the Company's 9.33% and 9.35% Senior Notes.

In the second quarter of fiscal 1996, the Company privately negotiated the exchange of 3.0 million shares of the Company's common stock for $28.1 million of its 7.75% Convertible Subordinated Notes due 2004. The Convertible Subordinated Notes are convertible into shares of common stock at a conversion price of $10.35 per share and are redeemable at the Company's option, beginning in May 1998 at a price of 104.7%, declining to par at maturity. The shares of common stock issued in the exchange in excess of the shares required for conversion were valued at $4.1 million, which was expensed during the quarter. The additional shares of common stock represent only a portion of the interest expense the Company would have incurred on the exchanged notes through May 1998, the first date on which the Company could force conversion by calling the notes for redemption. This exchange improves the Company's debt-to-equity ratio and will reduce future interest payments by approximately $2.2 million annually.

Net income for the second quarter of fiscal 1996 was $0.2 million or 1 cent per share. The charge due to the exchange of the convertible notes reduced net income by $2.4 million or 13 cents per share. During the same period of the prior year, the Company reported net income from continuing operations of $3.3 million or 18 cents per share. Total net income for the second quarter of the prior year, which included $0.3 million of income or 2 cents per share from the discontinuance of the business jet line of business, was $3.6 million or 20 cents per share.

First Six-Months Fiscal Year 1996 Compared to First Six-Months Fiscal Year 1995
-------------------------------------------------------------------------------

Sales declined 19.6 percent to $331.1 million in the first six months of fiscal 1996, from $411.9 million for the same period of fiscal 1995. Sales benefited from production deliveries on the MD-90 program. However, in the aggregate, sales declined due primarily to previously announced delivery rate reductions on several other commercial programs, reflecting reduced deliveries of commercial aircraft throughout the industry. In addition, government sales declined due to the near completion of the Company's primary military and space programs. Both the C-130 and the Titan Space programs are scheduled to be substantially completed in fiscal 1996.

For the first six months of fiscal 1996, operating income was $28.5 million, an operating margin of 8.6 percent, as compared to $33.3 million, an operating margin of 8.1 percent, for the same period of the prior year. This decline in operating income is primarily the result of a reduction in sales as discussed above, change in program mix and the revised outlook for the PW4000 program. These items were partially offset by favorable negotiations on certain programs. Operating results in the first six months of fiscal 1995 were negatively impacted by cost problems on the CF6-80E1 program.

Net interest expense was $23.3 million for the first six months of fiscal 1996, compared to $25.6 million for the first six months of fiscal 1995. The decrease of $2.3 million was due primarily to principal payments made in fiscal year 1995 on the Company's 9.33% and 9.35% Senior Notes.

As discussed above, during the second quarter of fiscal 1996, the Company incurred a charge of $4.1 million resulting from the exchange of 3.0 million shares of the Company's stock for $28.1 million of its 7.75% convertible subordinated notes due 2004.

Net income for the first six months of fiscal 1996 was $0.7 million or 4 cents per share. The charge due to the exchange of the convertible notes reduced net income by $2.4 million or 13 cents per share. During the same period of the prior year, the Company reported net income from continuing operations of $4.6 million or 26 cents per share. Total net income for the first six months of the prior year was $5.4 million or 30 cents per share. This included $0.8 million or 4 cents per share from the discontinuance of its business jet line of business which was completed in fiscal 1995.

Recent indicators continue to point to improved market conditions for new commercial jet aircraft. World airlines continue to report strong operating profits, record load factors, a reduction in the number of "parked aircraft", and an increased rate of orders for new aircraft. Due to the long lead times between orders and deliveries of commercial aircraft, the Company still expects fiscal 1996 to represent the bottom of the commercial aircraft production cycle.

On February 18, 1996, the International Association of Machinists and Aerospace workers union, which represents the majority of the production workers at the Company's Chula Vista and Riverside, California facilities, ratified a new four year labor contact. This settlement was in line with others throughout the aerospace industry.


LIQUIDITY AND CAPITAL RESOURCES

At January 28, 1996, the Company had $58.6 million of cash and cash equivalents. In addition, the Company had a $82.8 million revolving credit agreement with no amounts outstanding. The total amount available under the credit agreement is reduced by a $16.9 million letter of credit. The credit agreement will be reduced by $8.3 million in both April 1996 and in October 1996, and matures in April 1997. The Company has entered into preliminary discussions to replace the existing revolving credit agreement. Over the next several years, the Company expects to increase its investment in program inventory in connection with increased deliveries, pre-production cost on the newly awarded BR715 program for application on the McDonnell Douglas MD-95 and other anticipated new business opportunities. The Company believes that its financial resources will be adequate to meet its requirements during this period.

Cash provided by operating activities for the second quarter of fiscal 1996 was $13.6 million, resulting primarily from improved receivables collections. Net cash used in operating activities for the first six months of fiscal year 1996 was $20.9 million compared to $30.9 million for the first six months of the prior fiscal year. Contributing to the use of cash in the first six months of fiscal 1996 was an increase in production inventory reflecting the Company's preparation for a scheduled increase in deliveries during its third and fourth quarters. Contributing to the use of cash in the first six months of the prior fiscal year was a $36.0 million contribution to the Company's pension plans. Cash flow from operating activities is subject to significant variations from period to period.

The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $574.6 million at January 28, 1996, compared to $605.6 million at July 31, 1995. This reduction in debt is due primarily to the exchange of the 7.75% Convertible Subordinated Notes. Subsequent to the end of the second quarter, the Company made its annual $12.0 million principal payment on its 9.35% Senior Notes.

The Company has a $40.0 million receivables sales program. Under this off-balance sheet financing program, the Company sells receivables from specified customers on an on-going basis. Due to the slowdown in the aerospace industry, the amount of outstanding receivables from these customers has fallen below levels required to support the total program. As a result, the Company has elected to deposit cash collateral as necessary to support the program and withdraws such cash when it is no longer required to be deposited. At January 28, 1996, $16.0 million of cash collateral was on deposit.

The Company is also a party to certain equipment leases, treated as off-balance sheet financings, totaling $23.1 million at January 28, 1996.

The Company's net inventory increased from $390.3 million at July 31, 1995, to $437.8 million at January 28, 1996. This increase is due primarily to an increase in production inventory, reflecting the Company's preparation for a scheduled increase in deliveries during its third and fourth quarters.

The Company is in negotiations to sell Rohr Credit Corporation, a wholly owned subsidiary of Rohr, Inc., whose principal assets include beneficial interests in two aircraft, an A300 and a DC10, currently on lease through 2003 and 2004, respectively. These assets are included on Rohr's consolidated balance sheet as "Investment in Leases" in the amount of $33.5 million. Preliminary negotiations indicate that the Company will receive approximately $21 million of cash and a note receivable in excess of $6 million and will retain an interest in the residual value of the aircraft. The sale is expected to result in a pretax book loss of approximately $6 million which may ultimately be recovered at the end of the lease periods through the Company's interest in the residual value of the aircraft.

As a result of the slow-down, over the last several years, in the commercial aerospace industry and reductions in the Company's military and space programs, many of the Company's facilities are operating below capacity. The Company is in the process of reviewing its long-range site strategy and assessing the facilities and equipment necessary to meet its future needs. If management concludes that any facilities or equipment are in excess of the Company's projected needs and that their book value will not be recovered from future activities, then an impairment write-down will be recorded to reduce the assets to their estimated fair value.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.0 billion at both January 28, 1996 and July 31, 1995. Approximately $0.3 billion of the $1.0 billion backlog is expected to be delivered in the remainder of fiscal 1996. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts. The Company has an additional $2.7 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Saturday, December 2, 1995, at the offices of the Company in Chula Vista, California. Of the 18,108,579 shares eligible to vote at the meeting, 14,725,309 were represented. Messrs. Wallace Barnes, Eugene E. Covert, and D. Larry Moore were elected as Directors for the three year terms expiring at the Annual Meeting in 1998, each received in excess of 14.4 million affirmative votes. Directors whose terms of office as Directors continued after the meeting included Messrs. Sam F. Iacobellis, Robert H. Rau, William P. Sommers, James R. Wilson, Robert M. Price, and Jack D. Steele. Mr. Wayne M. Hoffman, having reached the mandatory retirement age for Directors, retired at the conclusion of the Annual Meeting. At a meeting of the Board of Directors held immediately following the Annual Meeting, the Directors selected Mr. Vincent N. Marafino as the successor to Mr. Hoffman to serve until the Annual Meeting of Shareholders in 1997 and until his successor is elected and qualified.

The Shareholders also approved the selection of Deloitte & Touche as the Company's auditors for fiscal 1996. The selection of Deloitte & Touche received 14,656,892 affirmative votes, 46,197 negative votes, and 22,220 abstentions.

The Shareholders then voted to approve the adoption of the 1995 Stock Incentive Plan under which shares of Company stock may be awarded to certain employees. The Plan received 7,846,204 affirmative votes, 3,917,271 negative votes and 68,183 abstentions.

Finally, the Shareholders cast a non-binding, advisory vote on a three-year extension of the Company's Shareholder Rights Plan. That proposition received 6,974,897 affirmative votes, 4,667,808 negative votes and 188,953 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Index to Exhibits:

          * 4.5.2    Amended and Restated Note Agreement, dated as of
                     January 1, 1996, relating to the 9.35% Series A Senior Notes due January 29, 2000, the 9.35% Series B Senior Notes due January 29, 2000, and the 9.33% Series C Senior Notes due December 15, 2001.

          * 4.7      Amendment No. 1 to Amended and Restated Rights Agreement.

          *10.13.10  Tenth Amendment to Credit Agreement, dated as of
                     November 17, 1995.

          *10.13.11  Eleventh Amendment to Credit Agreement, dated as of January 15, 1996.

          *10.15.8 Fifth Amendment Agreement, dated as of November 17, 1995, to Sublease Agreement, dated as of September 14, 1992.

          *10.15.9 Sixth Amendment Agreement, dated as of January 19, 1996, to Sublease Agreement, dated as of September 14, 1992.

          *11.1      Calculation of Primary Net Income Per Share of Common
                     Stock.

          *11.2      Calculation of Fully Diluted Net Income Per Share of
                     Common Stock.

          *27.       Financial Data Schedule (Filed with EDGAR filing only.)

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



                                        ROHR, INC.



February 23, 1996                       By:  /s/ L. A. CHAPMAN
                                             -----------------------
                                             L. A. Chapman
                                             Senior Vice President and Chief
                                             Financial Officer



February 23, 1996                       By:  /s/ A. L. MAJORS
                                             -----------------------
                                             A. L. Majors
                                             Vice President and Controller
                                             (Chief Accounting Officer)