Form 10-Q
period 1996-04-28
ROHR INC
filed 1996-06-03
CIK 84801

                              FY96: THIRD QUARTER
===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED APRIL 28, 1996


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


AS OF MAY 24, 1996, THERE WERE 21,823,314 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

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
                     (in thousands except for share data)
                     ------------------------------------


                                                             APRIL 28,     JULY 31,
                                                               1996          1995
                                                            -----------   ----------
                                                            (UNAUDITED)
ASSETS
- ------
Cash and cash equivalents                                     $ 38,436     $ 84,584
Accounts receivable                                            107,396       72,152
Inventories:
  Work-in-process                                              456,962      429,578
  Raw materials, purchased parts and supplies                   23,899       23,367
  Less customers' progress payments and advances               (59,971)     (62,670)
                                                              --------     --------

    Inventories - net                                          420,890      390,275
Deferred tax asset                                               6,493        6,493
Prepaid expenses and other current assets                       10,691       13,685
                                                              --------     --------

     TOTAL CURRENT ASSETS                                      583,906      567,189

Property, plant and equipment - net                            205,821      217,051

INVESTMENT IN LEASES                                            33,473       34,657
DEFERRED TAX ASSETS                                            105,109      105,020
OTHER ASSETS                                                    52,314       52,623
                                                              --------     --------

                                                              $980,623     $976,540
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Accounts payable and other liabilities                        $158,846     $157,872
Taxes on income                                                  3,418          451
Short-term debt                                                  2,427            -
Current portion of long-term debt                               22,400       14,119
                                                              --------     --------

     TOTAL CURRENT LIABILITIES                                 187,091      172,442

LONG-TERM DEBT                                                 485,967      540,658
PENSION AND POST-RETIREMENT OBLIGATIONS - LONG-TERM             69,753       69,386
OTHER OBLIGATIONS                                               17,743       18,123
COMMITMENTS AND CONTINGENCIES                                        -            -
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share,
  10 million shares authorized, none issued                          -            -
Common stock, $1 par value per share,
  authorized 50,000,000 shares; issued and outstanding
  21,819,334 and 18,068,076 shares, respectively                21,819       18,068
Additional paid-in capital                                     138,456      102,887
Retained earnings                                               98,212       93,394
Minimum pension liability adjustment                           (38,418)     (38,418)
                                                              --------     --------
     TOTAL SHAREHOLDERS' EQUITY                                220,069      175,931
                                                              --------     --------

                                                              $980,623     $976,540
                                                              ========     ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                   (in thousands except for per share data)
                   ----------------------------------------


                                               THIRD QUARTER ENDED      NINE MONTHS ENDED
                                              ---------------------   ---------------------
                                              APRIL 28,   APRIL 30,   APRIL 28,   APRIL 30,
                                                1996        1995        1996        1995
                                              ---------   ---------   ---------   ---------

Sales                                          $203,711    $210,759    $534,813    $622,689
Costs and Expenses                              177,810     187,922     468,414     553,664
General & Administrative Expenses                 7,336       6,053      19,311      18,902
                                               --------    --------    --------    --------

Operating Income                                 18,565      16,784      47,088      50,123

Interest Income                                     661         969       2,321       2,945
Interest Expense                                 11,491      13,077      36,451      40,664
Charge for Exchange of Convertible Notes            827           -       4,902           -
                                               --------    --------    --------    --------

Income from Continuing Operations -
  Before Taxes on Income                          6,908       4,676       8,056      12,404

Taxes on Income                                   2,778       2,103       3,239       5,210
                                               --------    --------    --------    --------

Income from Continuing Operations                 4,130       2,573       4,817       7,194
Income from Discontinued Operations -
  Net of Taxes                                        -          87           -         922
                                               --------    --------    --------    --------

Net Income                                     $  4,130    $  2,660    $  4,817    $  8,116
                                               ========    ========    ========    ========

NET INCOME PER SHARE:
PRIMARY:
    Income from Continuing Operations          $   0.19    $   0.14    $   0.24    $   0.40
    Income from Discontinued Operations               -        0.01           -        0.05
                                               --------    --------    --------    --------

        Net Income                             $   0.19    $   0.15    $   0.24    $   0.45
                                               ========    ========    ========    ========

ASSUMING FULL DILUTION:
    Income from Continuing Operations          $   0.18    $   0.14    $   0.24    $   0.39
    Income from Discontinued Operation                -           -           -        0.04
                                               --------    --------    --------    --------

        Net Income                             $   0.18    $   0.14    $   0.24    $   0.43
                                               ========    ========    ========    ========

Cash Dividends per Share
  of Common Stock                              $      -    $      -    $      -    $      -
                                               ========    ========    ========    ========


                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                (in thousands)
                                --------------


                                                                     THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                                   ----------------------    ----------------------
                                                                   APRIL 28,    APRIL 30,    APRIL 28,    APRIL 30,
                                                                      1996         1995         1996         1995
                                                                   ----------   ----------   ----------   ----------
OPERATING ACTIVITIES:
Net income                                                          $  4,130     $  2,660     $  4,817     $  8,116
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                      5,252        5,724       15,857       16,499
    Charge for exchange of convertible notes                             827            -        4,902            -
Changes due to (increase) decrease in operating assets:
    Accounts receivable                                              (34,385)      (7,509)     (41,595)     (11,549)
    Inventories - net                                                 16,911       11,331      (30,615)     (10,455)
    Prepaid expenses and other assets                                 (1,030)         605        2,904        6,071
Changes due to increase (decrease) in operating liabilities:
    Accounts payable and other liabilities                            (8,631)      (4,800)       1,346       (7,306)
    Pension and post-retirement obligations                           (3,235)       3,295          368      (26,601)
    Taxes on income and deferred taxes                                 2,841        1,985        2,879        3,245
Other                                                                   (645)       2,861          293        7,267
                                                                    --------     --------     --------     --------

Net cash provided by (used in) operating activities                  (17,965)      16,152      (38,844)     (14,713)
                                                                    --------     --------     --------     --------

INVESTING ACTIVITIES:
Proceeds from sale of assets                                           2,921        1,030        3,060        2,103
Sale of short-term investments                                             -            -            -       17,568
Repurchase of sale/leaseback assets                                        -            -            -      (21,782)
Purchase of property, plant and equipment                             (2,676)      (1,193)      (7,912)      (4,133)
Net advances on discontinued operations                                    -            -            -       (5,045)
Other                                                                   (216)      (3,734)         (70)      (2,854)
                                                                    --------     --------     --------     --------

Net cash provided by (used in) investing activities                       29       (3,897)      (4,922)     (14,143)
                                                                    --------     --------     --------     --------

FINANCING ACTIVITIES:
Annual principal payment on 9.35% senior notes                       (12,025)     (12,500)     (12,025)     (12,500)
Long-term borrowings                                                   1,106            -        1,106            -
Short-term borrowings                                                    448            -        2,427            -
Repayment of other long-term borrowings                                 (445)        (435)      (1,379)      (2,052)
Cash collateral for receivable sales program                           8,850        8,500        6,351       23,003
Reduction in sales of receivable sales program                             -            -            -      (20,000)
Other                                                                   (154)       1,055        1,138        1,710
                                                                    --------     --------     --------     --------

Net cash used in financing activities                                 (2,220)      (3,380)      (2,382)      (9,839)
                                                                    --------     --------     --------     --------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                 (20,156)       8,875      (46,148)     (38,695)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                               58,592       68,426       84,584      115,996
                                                                    --------     --------     --------     --------
 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                   $ 38,436     $ 77,301     $ 38,436     $ 77,301
                                                                    ========     ========     ========     ========

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
    Interest, net of amount capitalized                             $ 13,863     $ 14,491     $ 38,974     $ 40,586
    Income taxes                                                          94         (111)         360        1,038

Non-cash financing activities:
    Exchange of 7.75% convertible notes                             $ (5,614)           -     $(33,735)           -
    Change in equity due to exchange of 7.75%
      convertible notes                                                6,441            -       38,637            -
    Charge for exchange of convertible notes                            (827)           -       (4,902)           -

                         ROHR, INC.  AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)


The consolidated balance sheet as of April 28, 1996, and statements of earnings and cash flows for the third quarter and nine months ended April 28, 1996, and April 30, 1995, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1995. Certain reclassifications have been made to prior years to conform to current year presentation.


CONTINGENCIES

During November 1994 through January 1995, inspection of certain commercial aircraft revealed a cracked spar cap on two wing pylons. The Company has warranted these applications to its customer. Investigation indicates that the wing pylon spar caps, which were sourced, assembled, and supplied by a major subcontractor to the Company, did not receive a required process step. Analysis and testing show that there are no airworthiness or safety of flight concerns with continued aircraft operations. Subsequent fleetwide inspections have revealed no other cracks; however, a replacement program has been implemented. The spar caps will require replacement on approximately 120 aircraft over a period of several years. The wing pylon is warranted to Rohr by its subcontractor and the Company believes that the cost of removing and replacing the spar cap components for the wing pylon, which is expected to approximate $315,000 per aircraft, will be primarily the responsibility of the subcontractor. To date, the subcontractor has borne their costs to furnish materials but has paid only a portion of the costs incurred by the Company. The Company is in negotiations with its subcontractor and believes that it will recover a substantial portion of its own costs under the terms of its subcontractor's contractual warranty and that the resolution of this matter will not have a material adverse effect on the Company's financial condition.

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

In January 1996, McDonnell Douglas Corporation announced a change in the method of accounting, which was treated as a change in estimate, for its MD-11 program. Its announcement indicated that such action was taken "in recognition of production rates, existing order base, and length of time required to achieve program deliveries". In light of these changing conditions, the Company is reassessing the market requirements for its products on the MD-11 related programs. This preliminary reassessment indicated that the PW4000 program, which also provides nacelles with reversers for the Airbus A300 and A310 aircraft, may not achieve contractual quantities within the specified time period. The PW4000 contract provides that under such circumstances the parties are to negotiate an equitable price adjustment. The Company has asserted a price adjustment and commenced negotiations with its customer.

Subsequent to the end of the third quarter, the Company received a Revenue Agent's Report ("RAR") from the Internal Revenue Service in connection with its audit of the Company's federal tax returns for fiscal years 1986 through 1989. The Company is in the process of reviewing the numerous adjustments proposed in the RAR and has not yet determined what the financial impact of the adjustments would be if they were upheld. However, based on its review to date, the Company expects to contest all or substantially all of the proposed adjustments.


CONVERTIBLE SUBORDINATED NOTES

During the third quarter of fiscal 1996, the Company privately negotiated the exchange of approximately 600,000 shares of the Company's common stock for $5.6 million of its 7.75% Convertible Subordinated Notes due 2004. Through the first nine months of fiscal 1996, the Company exchanged a total of 3.6 million shares of the Company's common stock for $33.7 million of its 7.75% Convertible Subordinated Notes due 2004. The Convertible Subordinated Notes, of which $23.7 million remained outstanding at April 28, 1996, are convertible into shares of common stock at a conversion price of $10.35 per share and are redeemable at the Company's option, beginning in May 1998, at a price of 104.7%, declining to par at maturity. The shares of common stock issued in the exchanges in excess of the shares required for conversion were valued at $0.8 million and $4.9 million for the third quarter and nine months, respectively, which have been expensed. The Company may enter into additional exchange transactions from time to time.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the third quarter and nine months ended April 28, 1996 and April 30, 1995 is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1995, are also presented. These discussions should be read in conjunction with the financial statements and Management's Discussion and Analysis thereof included in the Company's Form 10-K for the fiscal year ended July 31, 1995.

RESULTS OF OPERATIONS


Third Quarter Fiscal Year 1996 Compared to Third Quarter Fiscal Year 1995


Sales for the third quarter of fiscal 1996 were $203.7 million, slightly down from $210.8 million in the third quarter of the prior fiscal year. Sales in the third quarter of fiscal 1996, declined due primarily to the near completion of the Company's space program.

Operating income for the third quarter of fiscal 1996 was $18.6 million, an operating margin of 9.1 percent, compared to $16.8 million, an operating margin of 8.0 percent, for the same period of the prior fiscal year. Operating income in the third quarter of fiscal 1996 increased compared to the third quarter of fiscal 1995 primarily due to a favorable program mix and improved contract terms on certain programs.

Net interest expense was $10.8 million for the third quarter of fiscal 1996 compared to $12.1 million for the third quarter of fiscal 1995. Interest expense declined primarily due to principal payments made in the fourth quarter fiscal year 1995 on the Company's 9.33% and 9.35% Senior Notes and the conversion of the Convertible Subordinated Notes as discussed below.

In the third quarter of fiscal 1996, the Company privately negotiated the exchange of approximately 600,000 shares of the Company's common stock for $5.6 million of its 7.75% Convertible Subordinated Notes due 2004. The Convertible Subordinated Notes, of which $23.7 million remained outstanding at April 28, 1996, are convertible into shares of common stock at a conversion price of $10.35 per share and are redeemable at the Company's option, beginning in May 1998 at a price of 104.7%, declining to par at maturity. The shares of common stock issued in the exchange in excess of the shares required for conversion were valued at $0.8 million, which was expensed during the quarter. The value of additional shares of common stock issued represents only a portion of the interest expense the Company would have incurred on the exchanged notes through May 1998, the first date on which the Company could force conversion by calling the notes for redemption.

Net income for the third quarter of fiscal 1996 was $4.1 million or 19 cents per share. The charge due to the exchange of the convertible notes reduced net income by $0.5 million or 2 cents per share. During the same period of the prior year, the Company reported net income from continuing operations of $2.6 million or 14 cents per share. Total net income for the third quarter of the prior year, which included $0.1 million of income or 1 cent per share from the discontinuance of the business jet line of business, was $2.7 million or 15 cents per share.

First Nine-Months Fiscal Year 1996 Compared to First Nine-Months Fiscal Year
1995


Sales declined 14.1 percent to $534.8 million in the first nine months of fiscal 1996, from $622.7 million for the same period of fiscal 1995. Sales for the first nine months of the current year benefited from production deliveries on the MD-90 program. However, in the aggregate, sales declined from the prior year due to changes in engine options selected on certain aircraft and delivery rate reductions on some commercial programs, reflecting reduced deliveries of commercial aircraft throughout the industry. In addition, government sales declined due to the near completion of the Company's space program.

For the first nine months of fiscal 1996, operating income was $47.1 million, an operating margin of 8.8 percent, as compared to $50.1 million, an operating margin of 8.0 percent, for the same period of the prior year. Operating income for the first nine months of the current year benefited from improved margins, which increased in part because of improved contract terms on certain programs. However, in the aggregate, operating income declined from the prior year primarily due to the reduction in sales, change in mix of deliveries, and revised market outlook for the PW4000 program. Operating results in the first nine months of fiscal 1995 were negatively impacted by cost problems on the CF6-80E1 program.

Net interest expense was $34.1 million for the first nine months of fiscal 1996, compared to $37.7 million for the first nine months of fiscal 1995. The decrease of $3.6 million was due primarily to principal payments made in fiscal year 1995 on the Company's 9.33% and 9.35% Senior Notes and the conversion of the Convertible Subordinated Notes.

As discussed above, during the first nine months of fiscal 1996, the Company incurred a charge of $4.9 million resulting from the exchange of 3.6 million shares of the Company's common stock for $33.7 million of its 7.75% convertible subordinated notes due 2004. This exchange improves the Company's debt-to-equity ratio and will reduce future interest payments by approximately $2.6 million annually.

Net income for the first nine months of fiscal 1996 was $4.8 million or 24 cents per share. The charge due to the exchange of the convertible notes reduced net income by $2.9 million or 15 cents per share. During the same period of the prior year, the Company reported net income from continuing operations of $7.2 million or 40 cents per share. Total net income for the first nine months of the prior year was $8.1 million or 45 cents per share. This included $0.9 million or 5 cents per share from the discontinuance of its business jet line of business which was completed in fiscal 1995.

Market conditions have continued to improve for new commercial jet aircraft. The world's airlines have reported solid growth in traffic combined with record-high load factors and strong operating profits. The supply of "parked aircraft" has declined and airframe manufacturers continue to obtain aircraft orders at increased rates. Due to the long lead-time between placement of orders and subsequent aircraft deliveries, the Company expects fiscal 1996 to be the bottom of the commercial jet aircraft production cycle. Predicated upon firm orders, scheduled deliveries and current market projections, the Company expects fiscal 1997 sales to increase more than 15 percent from sales anticipated in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES


At April 28, 1996, the Company had $38.4 million of cash and cash equivalents. In addition, the Company had a $74.5 million revolving credit agreement with no amounts outstanding. The total amount available under the credit agreement is reduced by a $16.9 million letter of credit. The credit agreement will be reduced by $8.3 million in October 1996, and matures in April 1997. The Company has entered into preliminary discussions to replace the existing revolving credit agreement. Over the next several years, the Company expects to increase its investment in program inventory in connection with increased deliveries, pre-production cost on the BR715 program for application on the McDonnell Douglas MD-95 aircraft and other anticipated new business opportunities. The Company believes that its financial resources will be adequate to meet its requirements during this period.

Cash used in operating activities for the third quarter of fiscal 1996 was $18.0 million, resulting primarily from an increased level of accounts receivables reflecting a change in program mix and an increased level of sales activities. Net cash used in operating activities for the first nine months of fiscal year 1996 was $38.8 million compared to $14.7 million for the first nine months of the prior fiscal year. Contributing to the use of cash in the first nine months of fiscal 1996 was an increase in production inventory, reflecting the Company's preparation for a scheduled increase in deliveries in future periods, and increased receivables, resulting from a change in program mix and increased sales now being experienced. Contributing to the use of cash in the first nine months of the prior fiscal year was a $36.0 million contribution to the Company's pension plans. Cash flow from operating activities is subject to significant variations from period to period.

The Company's total financings (balance sheet debt plus off-balance sheet financings) aggregated $566.1 million at April 28, 1996, compared to $605.6 million at July 31, 1995. This reduction in debt is due primarily to the $33.7 million exchange of the 7.75% Convertible Subordinated Notes and the annual $12.0 million principal payment on the Company's 9.35% Senior Notes made during the third quarter.

The Company has a $40.0 million receivables sales program. Under this off-balance sheet financing program, the Company sells receivables from specified customers on an on-going basis. Due to the slowdown in the aerospace industry, the amount of outstanding receivables from these customers has fallen below levels required to support the total program. As a result, the Company has elected to deposit cash collateral as necessary to support the program and withdraws such cash when it is no longer required to be deposited. At April 28, 1996, $7.1 million of cash collateral was on deposit.

The Company is also a party to certain equipment leases, treated as off-balance sheet financings, totaling $22.4 million at April 28, 1996.

The Company's net inventory increased from $390.3 million at July 31, 1995, to $420.9 million at April 28, 1996. This increase is due primarily to an increase in production inventory, reflecting the Company's preparation for a scheduled increase in deliveries during future periods.

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

As a result of the slow-down, over the last several years, in the commercial aerospace industry and reductions in the Company's military and space programs, many of the Company's facilities are operating below capacity. The Company is in the process of reviewing its long-range site strategy and assessing the facilities and equipment necessary to meet its future needs. If management concludes that any facilities (such as the incomplete facility in Arkadelphia, Arkansas) or equipment are in excess of the Company's projected needs and that their book value will not be recovered from future activities, then an impairment write-down will be recorded to reduce the assets to their estimated fair value.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.1 billion at April 28, 1996, and $1.0 billion at July 31, 1995. Approximately $0.2 billion of the $1.1 billion backlog is expected to be delivered in the remainder of fiscal 1996. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts. The Company has an additional $2.7 billion in anticipated backlog, which represents the sales price of units which the Company expects that its customers will order under existing contracts and the Company will deliver within seven years.

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

     (b)  Reports on Form 8-K:

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



                                            ROHR, INC.



May 31, 1996                                By: /s/ L. A. CHAPMAN
                                                ---------------------------
                                            L. A. Chapman
                                            Senior Vice President and Chief
                                            Financial Officer



May 31, 1996                                By: /s/ A. L. MAJORS
                                                ---------------------------
                                            A. L. Majors
                                            Vice President and Controller
                                            (Chief Accounting Officer)