Form 10-K
period 1996-07-31
ROHR INC
filed 1996-09-24
CIK 84801

                                     1996
===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED JULY 31, 1996            COMMISSION FILE NUMBER 1-6101

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

                                (619) 691-4111
                                (Telephone No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
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

7-3/4% CONVERTIBLE SUBORDINATED NOTES DUE 2004   NEW YORK STOCK EXCHANGE

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

AT SEPTEMBER 11, 1996, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED ON MARKET QUOTATIONS AS OF THAT DATE, WAS APPROXIMATELY $488,836,132.

AS OF SEPTEMBER 11, 1996, THERE WERE 22,673,290 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                     ------------------------------------

Portions of the following documents are incorporated into this report by reference:
  1. Part II   Registrant's Annual Report to Shareholders for fiscal year ended
               July 31, 1996.
  2. Part III  Registrant's definitive Proxy Statement to be filed with the
               Securities and Exchange Commission within 120 days after the close of the fiscal year.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

                             PART I

                                                 PAGE
                                                 ----
Item 1.         Business.........................    1
                  General........................    1
                  Products.......................    2
                  Contracts......................    4
                  Subcontractors.................    5
                  Program Funding................    6
                  Principal Customers............    6
                  Backlog........................    6
                  Competition....................    7
                  Raw Materials and Suppliers....    8
                  Employees......................    8
                  Environmental Matters..........    8
                  Research and Development.......    9
                  Patents and Proprietary
                  Information....................    9
                  Manufacturing..................   10
                  Overhaul and Repair Facilities.   10
                  Miscellaneous..................   10

Item 2.         Properties.......................   10

Item 3.         Legal Proceedings................   12

Item 4.         Submission of Matters to a Vote
                 of Security Holders.............   15

Additional      Executive Officers of the
Item             Registrant......................   15


                           PART II.

Item 5.         Market for Registrant's Common
                 Equity and Related
                 Stockholder Matters.............   17

Item 6.         Selected Financial Data..........   17

Item 7.         Management's Discussion and
                 Analysis of Financial
                 Condition and Results of
                 Operations......................   17

Item 8.         Financial Statements and
                 Supplementary Data..............   17

Item 9.         Changes in and Disagreements
                 with Accountants on
                 Accounting and Financial
                 Disclosure......................   17


                           PART III.

Item 10.        Directors and Executive
                 Officers of the Registrant......   18
                  Compliance with
                  Section 16(a) of the
                  Securities Exchange
                  Act of 1934....................   18

Item 11.        Executive Compensation...........   18

Item 12.        Security Ownership of Certain
                 Beneficial Owners and
                 Management......................   18

Item 13.        Certain Relationships and
                 Related Transactions............   19


                            PART IV.

Item 14.        Exhibits, Financial Statement
                Schedules, and Reports
                on Form 8-K......................   19


                           SIGNATURES

                Signature Page...................   27

                                    PART 1


ITEM 1.  BUSINESS
- -----------------

GENERAL

     Rohr, Inc., (the "Company"), incorporated in Delaware in 1969, is the successor to a business originally established in 1940 under the name of Rohr Aircraft Corporation. The Company, a leading aerospace supplier, provides nacelle and pylon systems integration, design, development, manufacturing, and support services to the aerospace industry worldwide. The Company focuses its efforts on the market for commercial aircraft which seat 100 or more passengers. Its principal products include nacelles, which are the aerodynamic structures or pods that surround an aircraft's engines; thrust reversers, which are part of the nacelle system and assist in the deceleration of jet aircraft after landing; pylons (sometimes referred to as struts) which are the structures that attach the jet engines or the propulsion system to the aircraft; noise suppression systems; engine components; and structures for high-temperature environments. In addition, the Company conducts product research and development in advanced composites and metals, high-temperature materials, acoustics, and manufacturing processes for existing and future applications.

     The Company sells products and services to the three major commercial airframe manufacturers (Boeing, Airbus, and McDonnell Douglas) and to the five major jet engine manufacturers (General Electric, Pratt & Whitney, Rolls-Royce, CFM International, and International Aero Engines). In addition, the Company has the right on certain programs to provide customer and product support directly to airline operators and service centers around the world, including on-site field services and the sale of spare parts. The Company's commercial and government (military and space) products represented 92% and 8%, respectively, of its sales in the fiscal year ended July 31, 1996.

     The Company has over 50 years of experience in the aerospace industry. Originally, the Company operated as a subcontractor to the airframe manufacturers, building parts to the customer's design. Later, it began to build to its own designs based on customer specifications. Eventually, the Company also began operating as a subcontractor to the engine manufacturers who then provided the engine with nacelle to the airframe manufacturers. In the 1980s, the Company significantly expanded its role in many newer programs by becoming a systems integrator for nacelle systems with responsibility for the integration and management of the design, tooling, manufacture, and delivery of complete nacelle systems, directing the efforts of international consortia in some cases. As a result of this range of experience, the Company can provide many different levels of service to its customers depending upon their needs. The Company can build to the customer's design, assist in that design, or assume total responsibility for design, manufacture, integration and product support. In addition, over the last several years, the Company has expanded its services to the airlines through the direct sale of spare parts, the provision of technical support and training, and the operation of repair and overhaul facilities.

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

     Commercial.  The Company has become a systems integrator, with
     ----------
responsibility for the integration and management of the design, tooling, manufacture, and delivery of the complete nacelle or pylon system, including in some cases sale of spare parts directly to the aircraft operator.

     The Company has full systems integration responsibility for the complete nacelle with thrust reverser, and performs substantial manufacturing for the McDonnell Douglas MD-80, the Pratt & Whitney PW4000 series engine option for the McDonnell Douglas MD-11 and the Airbus A310 and A300-600. In some cases, while retaining full systems integration responsibility for the nacelle and thrust reverser, the company has subcontracted certain major components. These programs include the CFM International CFM56-5 nacelle program and the International Aero Engines (an international consortium) nacelle program (excluding inlet and fan cowl), both of which engines are being competitively marketed for the Airbus A319, A320 and A321; the CFM International-powered Airbus A340; and the McDonnell Douglas MD-90 aircraft. The company also has responsibility for the wing and tail pylon program for the McDonnell Douglas MD-11 aircraft, and has subcontracted the wing pylon manufacture and assembly.

     The Company manufactures the thrust reverser, nozzle, pylons and fan cowl for Rolls-Royce engine options for the Boeing 757; the pylon for the Pratt engine option for the Boeing 757; the nacelle without thrust reverser for the CF6-80C2, which is the General Electric engine option for the Airbus A310 and A300-600 and McDonnell Douglas MD-11; the nacelle without thrust reverser for the CF6-80E1, which is the General Electric engine option for the A330; nacelle components, including the nose cowl, fan cowl, and extension ring, for the Boeing 737; and the aft fan case nozzle and plug for the General Electric GE 90 engine option for the Boeing 777. Major components produced by the Company for the General Electric CF6-80C2 nacelle are also used on the Boeing 747 and 767.

     The role of systems integrator, while broadening the Company's business base in the commercial aerospace industry, typically requires a substantial investment in working capital and subjects the Company to increased market risk relative to the ultimate success of such programs. In those cases where the Company has in turn, subcontracted the design and production of major components (CFM56-5, V2500, MD-90, A340 and the wing pylon for the MD-11) to foreign and domestic companies, some of the risks associated with such programs have been passed on to those subcontractors. However, the Company's performance and ultimate profitability on these programs is dependent on the performance of its subcontractors, including the timeliness and quality of their work, as well as the ability of the Company to monitor and manage its subcontractors. See "Subcontractors".

     In June 1995, the Company finalized an agreement with Boeing to design, tool and manufacture the inlet and fan cowls for the Boeing 737-700 aircraft. In July 1996, the Company delivered the first inlets and fan cowls for the aircraft.

     In February 1996, BMW Rolls-Royce Aero Engines selected the Company to be the nacelle system integrator for the new MD-95 aircraft. Delivery of development hardware is scheduled to start in fiscal 1997.

     In September 1996, the Company announced that it will manufacture modification kits for the re-engining of existing Boeing 727 aircraft with new Pratt & Whitney JT8D-217C/219 engines. The program, designated the "Super 27," consists of new nacelles, struts, engine mounts and thrust reversers.

     Government (Military and Space).  For military aircraft, the Company
     -------------------------------
manufactures nacelles for the Lockheed C-130 propjet transport aircraft on which final deliveries of production hardware were completed in fiscal year 1996 and nacelle components for re-engining of existing Boeing KC-135 military aerial refueling tankers. For the U.S. space program, the Company substantially completed deliveries in fiscal year 1996 of solid fuel rocket motor nozzles and insulated casings which are used on the Titan Space Launch Vehicle. The Company is providing technical support in designing the engine bay doors for the U.S. Air Force F-22 tactical fighter aircraft. As a member of the Lockheed Martin team which was selected in July 1996 by NASA to build and fly a sub-scale demonstrator X-33 Single-Stage-to-Orbit ("SSTO") reusable launch vehicle, the Company will be responsible for the SSTO's thermal protection system design, fabrication and operability improvements. The Company will employ its proprietary thermal protection system on the entire exterior of the X-33 except for the rockets, control jets and vertical tails.

     The Company's government business has declined in recent years and the Company expects the percentage of its revenues attributable to government sales to decline further in future years. The extent of future sales under military programs is dependent, among other things, upon continued government funding.

     Spare Parts.  The Company sells spare parts for both military and
     -----------
commercial aircraft, including those for aircraft in use but no longer in production. Such sales from continuing operations were approximately $178.5 million in fiscal 1996, $142.5 million in fiscal 1995, and $148.9 million in fiscal 1994.

     Historically, the Company has sold spare parts for commercial programs to airframe or engine manufacturers which then resold them to the end user. However, under several major programs, the Company now has the right to sell spare parts directly to airlines (although on certain programs royalty payments to its customers are required). The contracts that grant these rights to the Company generally require that the Company provide technical and product support directly to the airlines. Thus, on certain programs, the Company has the right to provide customer and product support directly to approximately 150 airline operators and service centers worldwide. The Company's direct sales of spare parts to the airlines are expected to increase in the future as nacelle programs on which the Company sells spare parts directly to the airlines mature and as the aircraft using those nacelles age. Generally, the Company earns a higher margin on the direct sale of spare parts to airlines than it does on the sale of spare parts to prime contractors (for resale to the airlines). Prices for direct spare part sales are higher than prices for spare parts sold to prime contractors, in part, because of additional costs related to the technical and customer support activities provided to the airlines.

     Other Activities.  The Company also manufactures other components for
     ----------------
military and commercial jet aircraft, including the nozzle and plug used on the Rolls-Royce-powered versions of the Boeing 747 and 767 and the Airbus A330, and the acoustical ducts and/or acoustic panels for the Pratt & Whitney engine used on the McDonnell Douglas MD-80 and the Boeing 757.

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

  The Company's long-term contracts generally contain escalation clauses for revising prices based on published indices which reflect increases in material and labor costs. Furthermore, in almost all cases, when a customer orders production schedule revisions (outside of a range provided in the contract) or design changes, the contract price is subject to adjustment. These long-term contracts provide the Company with an opportunity to obtain increased profits if the Company can perform more efficiently than it assumed at the time of pricing. Conversely, there is the potential for significant losses if it cannot produce the product for the agreed upon price.

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

  On its longer-term contracts, the Company bases initial production prices on estimates of the average cost for a block of the units which it believes will be ordered. Generally, production costs on initial units are substantially higher during the early years of a new contract or program, when the efficiencies resulting from learning are not yet fully realized, and decline as the program matures. Learning typically occurs on a program as tasks and production techniques become more efficient through repetition of the same manufacturing operation and as management implements actions to simplify product design and improve tooling and manufacturing techniques. If the customer orders fewer than the expected number of units within a specified time period, certain of the Company's contracts have repricing clauses which increase the prices for units that have already been delivered. However, other contracts do not include such repricing provisions and force the Company to bear certain market risks. The Company analyzes the potential market for the products under such contracts and agrees to prices based on its estimate of the average estimated costs for the units it expects to deliver under the program.

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

  Incident to the manufacture and sale by the Company of its products, the Company is subject to possible liability by reason of (i) warranties against defects in design, material and workmanship; (ii) potential product liability responsibility arising out of the use of its products; and (iii) strict liability arising from the disposal of certain wastes covered by environmental protection laws. The Company also has varying contractual obligations to maintain the ability to produce and service spare parts as long as there are specified numbers of aircraft still in operation. Many of the Company's contracts provide remedies ranging from actual damages to specified daily penalties for late deliveries of products.

SUBCONTRACTORS

  The competitive market has required the Company to make substantial financial investments in programs on which it participates. Both to reduce the burden and risk of such financial investments, and also in some cases to participate in foreign programs, the Company has further subcontracted the design, development and production of substantial portions of several of its major components to other foreign and domestic corporations. In return, those companies provided a portion of the investment and assumed a portion of the risk associated with various of the Company's programs. The Company's performance and ultimate profitability on these programs is dependent on the performance of its subcontractors, including the timeliness and quality of their work, as well as the ability of the Company to monitor and manage its subcontractors.

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

  The Company's primary sources of program funding have been funds generated from operations and borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Company's 1996 Annual Report to Shareholders. With respect to new programs which are developed, the Company anticipates that it may team with partners, or obtain financial commitments from one or more qualified subcontractors, prior to entering bids for work.

PRINCIPAL CUSTOMERS

  For a discussion of the Company's sales to its principal customers, see "Notes to the Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders, Note 3--"Accounts Receivable--Sales."

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

  The Company's firm backlog at July 31, 1996, was approximately $1.2 billion, compared to $1.0 billion at July 31, 1995. Of such backlog, approximately $700 million is scheduled for delivery on or before July 31, 1997, with the balance to be delivered in subsequent periods. A portion of the Company's expected sales for fiscal 1997 is not included in firm backlog.

  All of the Company's firm backlog is subject to termination or rescheduling at the customer's convenience. The Company's contracts generally provide for reimbursement of costs incurred, plus a reasonable profit on such costs, with respect to any firm orders that are terminated. Historically, it has been rare for a customer to cancel units in firm backlog because of its obligations to the Company with respect to such units and its obligations to suppliers of components other than nacelles and pylons, who frequently are producing concurrently components for use with the units ordered from the Company.

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

  Competitive factors include price, quality of product, design and development capability combined with the ability to quickly bring a product to market, ability to consistently achieve scheduled delivery dates, manufacturing capabilities and capacity, technical expertise of employees, the desire or lack thereof of airframe and engine manufacturers to produce certain components in-house, and the willingness, and increasingly the ability, of the Company and other nacelle manufacturers to accept financial and other risks in connection with new programs.

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

EMPLOYEES

  At July 31, 1996, the Company had approximately 3,800 full-time employees, of whom approximately 1,016 were represented by the International Association of Machinists and Aerospace Workers under agreements which expire on February 15, 2000; approximately 110 were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America under an agreement which expires on October 29, 2000; and approximately 15 were represented by the International Union of Operating Engineers under an agreement which expires on June 25, 2000. The Company considers its relationship with its employees generally to be satisfactory.

ENVIRONMENTAL MATTERS

  As an international aerospace manufacturing corporation, the Company is subject to foreign, federal, state and local laws and regulations that limit the discharge of pollutants into the air, soil and water and establish standards for the treatment, storage and disposal of hazardous wastes. If the Company were to violate or otherwise to have liability pursuant to any of these laws or regulations, it could be subject to judicial or administrative enforcement proceedings requiring the Company to investigate the nature and extent of any pollution it caused, to remediate such pollution, to install control devices in its manufacturing facilities to reduce the amount of pollutants entering the environment and to otherwise respond to orders and requests of the courts and the various regulatory agencies. These proceedings could result in the Company expending additional funds to satisfy judicial or regulatory decisions. The Company does not believe that its environmental risks are materially different from those of comparable manufacturing companies. Nevertheless, the Company cannot provide assurances that environmental laws will not adversely affect the Company's operations and financial condition in the future. Environmental risks are generally excluded from coverage under the company's current insurance policies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and "Notes to the Consolidated Financial Statements, Note 8, Commitments and Contingencies," in the Company's 1996 annual report to shareholders. See, also,
Item 3, "Legal Proceedings," in this report.

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

  Most of its product development is funded through regular production contracts and other agreements, several of which are funded by the U.S. government. The Company developed the world's first all composite nacelle and its large cascade thrust reverser under such contracts. The Company also performs self-funded research and development through which it developed proprietary products which control noise and prevent ice formation on nacelles.

  The Company seeks research and development contracts from the U.S. government and from commercial customers in targeted areas of interest such as composite materials and advanced low-cost processing and joining of new materials. From time to time, the Company also enters into joint research and development programs with its customers.

PATENTS AND PROPRIETARY INFORMATION

  The Company has obtained patents and developed proprietary information which it believes provide it with a competitive advantage. For example, the Company holds patents on the DynaRohr family of honeycomb sound attenuation structures, the state-of-the-art RohrSwirl system which prevents ice formation on the leading edges of nacelles, and bonding processes for titanium and other metals. In addition, the Company has developed proprietary information covering such matters as nacelle design, sound attenuation, bonding of metallic and advanced composite structures, material specifications and manufacturing processes. The Company protects this information through invention agreements with its employees and confidentiality agreements with third parties. Although the Company believes that its patents and proprietary information allow it to produce superior products, it also believes that the loss of any such patent or disclosure of any item of proprietary information would not have a material adverse effect on the Company.

MANUFACTURING

  The Company's products are manufactured and assembled at its facilities in the United States and Europe by an experienced work force. The Company considers its facilities and equipment generally to be in good operating condition and
adequate for the purpose for which they are being used.   In addition, it has a
substantial number of raw material suppliers and numerous subcontractors to produce components, and in some cases, major assemblies.

  The Company's European final assembly sites, which are located adjacent to the Company's major European customer, Airbus, allow the Company to respond quickly to customer needs. The Company believes that these European sites provide it with advantages in obtaining certain contracts with Airbus because they allow the Company to perform a portion of the required work in Europe.


OVERHAUL AND REPAIR FACILITIES

  The Company has three overhaul and repair facilities which have been officially certified by the Federal Aviation Administration ("FAA") of the U. S. Department of Transportation to operate as FAA-approved repair stations. The facilities are located in Fairhope, Alabama; Toulouse, France; and Loyang, Singapore. The Singapore facility is jointly owned by the Company and Singapore Aerospace Manufacturing Pte., Ltd. With the recent authorization of the Singapore facility by the Civil Aviation Authority of Singapore to perform overhaul and repair work, the Company has the full capability to overhaul and repair nacelles and thrust reversers for airlines operating virtually anywhere in the world.

  In September 1996 the Company announced plans to expand its current European overhaul and repair presence by opening an overhaul and repair facility in Prestwick, Scotland in December 1996.


MISCELLANEOUS

  No material portion of the Company's business is considered to be seasonal.


ITEM 2.  PROPERTIES
- -------------------

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

  The following table sets forth the location, principal use, approximate size and acreage of the Company's major production facilities. Those which are owned by the Company and its subsidiaries are owned free of material encumbrances, except as noted below:

                                                              Owned                                        Leased
                                                   -----------------------------            ----------------------------------
                                                   Approximate                              Approximate
                                                   Square Feet                              Square Feet
                                Type of            of Facility       Approximate            of Facility          Approximate
     Location                   Facility(1)           (000)            Acreage                 (000)               Acreage
- -----------------------------   -----------        -----------      ------------            -----------          ------------
ALABAMA
  Fairhope(2)................   A,B                    123                 70.6                  --                   --
  Foley(2)...................   A,B                    343                163.7                  --                   --
ARKANSAS
  Arkadelphia(3).............   A,B                    224                 65.2                  --                   --
  Heber Springs(2)...........   A,B                    153                 70.5                  --                   --
  Sheridan(2)................   A,B                    149                 78.0                  --                   --
CALIFORNIA
  Chula Vista................   A,B,C,D              2,743                 97.5                11.8                 57.5
  Moreno Valley(4)...........   A,B,C                   82                  8.9                  --                   --
  Riverside..................   A,B,C,D              1,162                 75.3                  --                   --
FRANCE
  Toulouse/St. Martin........   A,B,C                  132                  7.0                  18                  3.2
  Toulouse/Gramont(2)........   A,B                    170                 23.0                  --                   --
GERMANY
  Hamburg....................   A,B                     28                  5.3                  --                   --
MARYLAND
  Hagerstown.................   A,B                    423                 55.7                  --                   --
TEXAS
  San Marcos.................   A,B                    172                 55.0                  --                   --
                                                   -----------      ------------            -----------          ------------
  Approximate Totals.........                        5,904                775.7                29.8                 60.7
- -------------

(1)  The letters indicated for each location describe the principal   (2)  Subject to a capital lease.
      activities conducted at that location:
          A-Office                                                    (3)  The completion of construction of this facility has
          B-Manufacturing                                                  been deferred.  The Company has taken an impairment write
          C-Warehouse                                                      down on the facility and anticipates listing it for sale
          D-Research and Testing                                           in the near future.

                                                                      (4)  This facility has been vacated and listed for sale.

The above table does not include a 44,000 square foot service center located in Singapore which is owned jointly by the Company and Singapore Aerospace Manufacturing Pte. Ltd.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

  A. Accounts receivable and inventories include estimated recoveries on constructive change claims that the Company has asserted with respect to costs it incurred as a result of government imposed redefined acceptance criteria on several government subcontracts. In connection with the Grumman F-14 subcontract, the Company filed Appeal No. 47139 (filed February 7, 1994) before the Armed Service Board of Contract Appeals ("ASBCA"). In connection with the Boeing E3/E6 subcontract, the Company filed Appeal No. 47430, (filed April 11,
1994) before the ASBCA. In the above appeals, the Company's customers are sponsors of the claims, the U.S. Navy is the defendant, and the Company is claiming monetary damages. Management believes that the amounts reflected in the financial statements are within the range of estimates of the amounts for which these matters will be resolved. The resolution of these matters may take several years. See "Notes to the Consolidated Financial Statements, Note 3", contained in the Company's 1996 Annual Report to Shareholders.

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

  D. In July 1994, the Department of Toxic Substances Control of the State of California Environmental Protection Agency ("DTSC") filed an action against the Company and other individuals and companies in the U. S. District Court for the Eastern District of California, Case No. CV-F-94-5683-GEB DLB, seeking, among other things, recovery of response costs approximating $1.3 million plus interest and attorney fees. The demand for payment, which is joint and several, is for expenses allegedly incurred by DTSC personnel in the oversight of the cleanup of the Rio Bravo deep injection well disposal site in Shafter, California. The cleanup is currently being conducted by a group of cooperating potentially responsible parties ("PRPs"), including the Company ("the Cooperating PRPs"). In January 1996, the DTSC and the Cooperating PRPs settled the monetary claim for a reduced amount. In addition, the Cooperating PRPs have agreed to plug and abandon the deep injection well which will resolve the last remaining cleanup issues. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     E. During fiscal 1993, Region IX of the United States Environmental Protection Agency ("EPA") named the Company as a generator of hazardous wastes that were transported to the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Casmalia, California. In July 1996 the Company and approximately 50 other cooperating generators executed a Consent Decree and an Administrative Order on Consent which obligated the cooperating generators to perform, jointly and severally, certain responsive actions at the Casmalia Site prior to the entry of the Consent Decree. The Company does not yet know the ability of all other PRPs at this site, which include companies of substantial assets and equity, to fund their allocable share. Some PRPs have made preliminary estimates of cleanup costs at this site of approximately $60 to $70 million and the Company's share (based on estimated, respective volumes of discharge into such site by all generators, all of which cannot now be known with certainty) could approximate $1.8 million. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     F. By letter dated July 14, 1994, the Company was notified by the State of Washington's Department of Ecology that the Department believes the Company to be a "potentially liable person" ("PLP") under the Model Toxics Control Act of the Revised Code of Washington. The Company is alleged to have arranged for the disposal or treatment of a hazardous substance or arranged with a transporter for disposal or treatment of a hazardous substance at a facility in Washington known as the Yakima Railroad Area. The Department has made a written determination that the Company is a PLP. In June 1996, the Department advised the Company that it has been drafting a uniform settlement offer to be extended individually to the PLPs, specifically, those who, like the Company, allegedly shipped carbon to the site. The settlement will be based on pounds of PCE-containing carbon shipped to the site. The Department anticipates that the settlement program will be ready to implement in or about September 1996. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     G. In July 1996 the United States Environmental Protection Agency ('EPA") advised the Company that it was working under the Superfund program to investigate and clean up contamination from hazardous substances, particularly polychlorinated biphenyls (PCBs), volatile organic compounds (VOCs), and waste oils from the Hayford Bridge Groundwater Superfund Site located in St. Charles, Missouri. The EPA further advised the Company that business records from the site operator indicated that the Company sent materials to the facility for services which may have included recycling, reclamation, generation, disposal, treatment, storage, chemical processing, manufacture or other handling. The EPA further requested the Company to respond to an information request concerning the Company's use of the facility between 1963 and 1989. The Company is currently researching its records in order to respond to the information request. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     H. From time to time, various environmental regulatory agencies request that the Company conduct certain investigations on the nature and extent of pollution, if any, at its various facilities. For example, such a request may follow the spill of a reportable quantity of certain chemicals. At other times, the request follows the removal, replacement or closure of an underground storage tank pursuant to applicable regulations. At present, the Company's Chula Vista facility is conducting certain investigations pursuant to discussions with the San Diego County Department of Health Services, Hazardous Materials Management Division and the San Diego Regional Water Quality Control Board. The Company intends to cooperate fully with the various regulatory agencies.

     I. In addition to the litigation discussed above, from time to time the Company is a defendant in lawsuits involving (i) claims based on the Company's alleged negligence or strict liability as a manufacturer in the design or manufacture of various products; (ii) claims based upon environmental protection laws; and (iii) claims based on the alleged wrongful termination of its employees due to, among other things, discrimination based on race, age, sex, national origin, handicap status, sexual preference, etc. The Company believes that in those types of cases now pending, or in claims known by the Company to be asserted against it whether or not reduced to a legal proceeding, it either has no material liability or any such liability is adequately covered by its reserves or its liability insurance, subject to certain deductible amounts. The Company is aware that various of its insurers may assert, and in some such cases have asserted, that their insurance coverage does not provide protection against punitive damages in any specific lawsuit. While there can be no assurances that the Company will not ultimately be found liable for material punitive damages, the Company does not now believe that it has an exposure to any material liability for punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

  There is no information required to be submitted by the Company under this Item.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY
- ---------------------------------------------------

  As of September 11, 1996, the executive officers of the Company, in addition to R. H. Rau, President and Chief Executive Officer, referred to at Item 10,
Part III, were as follows:

     LAURENCE A. CHAPMAN, Senior Vice President and Chief Financial Officer, age 47, joined the Company in May 1994. Prior to that and since 1981, he worked for Westinghouse Electric Company ("Westinghouse"). He had been the Vice President and Treasurer of Westinghouse since January 1992. He was previously the Chief Financial Officer of Westinghouse Financial Services, Inc., a wholly-
owned subsidiary of Westinghouse. Prior to that, Mr. Chapman held positions in Corporate Finance and Corporate Planning with Westinghouse.

     JOHN R. JOHNSON, Senior Vice President, Programs, Technical Resources, and Quality Assurance, age 59, has served in his present position since January 1994. Prior to that and since September 1979, he has served in other senior management positions, including Senior Vice President, Programs and Support from March 1993 to January 1994; Vice President, Government Business from February 1990 to February 1993; Vice President, Planning from May 1989 to February 1990; and Vice President, Manufacturing, Chula Vista, from April 1986 to May 1989. He joined the Company in September 1979.

     RICHARD W. MADSEN, Vice President, General Counsel and Secretary, age 57, has served in his present position since December 5, 1987. Prior to that and since August 1979, he served as Secretary and head of the legal function, and has been an employee of the Company since 1974.

     ALVIN L. MAJORS, Vice President and Controller (Chief Accounting Officer), age 56, has served in his present position since May 1989. Prior to that and since December 1987 he served as the Company's Controller. Prior to that and since 1971, he has served in other senior management positions. He has been an employee of the Company since 1971.

     DAVID R. WATSON, Senior Vice President - Customer Support and Business Development, age 45, has served in his present position since March 1994, assuming the title of Senior Vice President in June 1994. Prior to that and since May 1991, he served as Vice President, Commercial Programs. In May 1989, he assumed the position of Vice President and General Manager of the Company's Riverside facility. He has been an employee since February 1988 when he joined the Company as Vice President, Quality Assurance.

     GRAYDON A. WETZLER, Senior Vice President, Operations, age 54, has served in his present position since January 1994. Prior to that and since July 1993, he served as Vice President, Technical and Quality Assurance. From November 1990 to July 1993, he served as Vice President Quality/Product Assurance. From April 1987 to November 1990, he served as Vice President - Management Information Systems. He has served in other senior management positions. He has been an employee of the Company since 1979.

  The terms of office of Messrs. Chapman and Madsen expire on December 7, 1996. The initial three-year term of Mr. Rau's Employment Agreement terminated on July 31, 1996; however, the agreement is automatically extended for successive periods of one year each unless the Board of Directors gives one year's advance written notice of its intention to terminate the agreement. The other executive officers named above serve at the pleasure of the Chief Executive Officer.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

  Although a cash dividend has not been paid since 1975, a 2-for-1 stock dividend was paid in December 1985. Currently, under the terms of certain covenants in several of the Company's principal financing agreements, the Company may not pay cash dividends until after April 25, 1997. Thereafter, the Company's ability to pay cash dividends is restricted substantially.

  Other information required by this Item is set forth in the section headed "Rohr Profile" in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1996, and such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

  The information required by this Item is set forth in the section headed "Selected Financial Data" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996, and such information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

  The information required by this Item is set forth in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996, and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------

  The information required by this Item is set forth in the section headed "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996, and such information is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

  There is no information required to be submitted by the Company under this Item.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

  The information required under this Item is set forth in the section headed "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders for fiscal year ended July 31, 1996, and such information is incorporated herein by reference. See also "Additional Item" at
Part I of this report.

Compliance with Section 16(a) of The Securities Exchange Act of 1934
- --------------------------------------------------------------------

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that, during fiscal year 1996, all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were complied with, except Mr. Rau, the Company's President and Chief Executive Officer, filed a Form 4 in June 1996 reporting (i) the receipt of a grant of 40,000 shares of the Company's common stock in 1993 (previously disclosed in the Company's Proxy Statements since 1993) and (ii) the acquisition of 2,850 shares of the Company's common stock by his wife in fiscal year 1995.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

  The information required by this Item is set forth in the section headed "Executive Compensation and Other Information" and in the section headed "Directors' Beneficial Ownership and Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders for fiscal year ended July 31, 1996, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

  The information required by this Item is set forth in the table headed "Beneficial Ownership of Shares" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders for fiscal year ended July 31, 1996, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

  There is no information required to be submitted by the Company under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

  The following consolidated financial statements of the Company and consolidated subsidiaries, included in the Company's 1996 Annual Report to Shareholders, are incorporated by reference in Item 8:


  (a)  1.  Financial Statements
           --------------------

               Consolidated Balance Sheets at July 31, 1996, and 1995

               Consolidated Statements of Operations for Years Ended July 31, 1996, 1995, and 1994

               Consolidated Statements of Shareholders' Equity for Years Ended July 31, 1996, 1995, and 1994

               Consolidated Statements of Cash Flows for Years
               Ended July 31, 1996, 1995, and 1994

               Notes to the Consolidated Financial Statements

  (a)  2.  Financial Statement Schedules
           -----------------------------

           The following consolidated financial statement schedule of the Company and subsidiaries is included in Part IV of this report.

               Schedule II  -  Valuation and Qualifying Accounts

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

        3.2 Certificate of Designations of Series C Junior Participating Cumulative Preferred Stock $1.00 Par Value of Rohr Industries, Inc., dated August 15, 1986.

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

     4.5 Amended and Restated Note Agreement, dated as of January 1, 1996, relating to the 9.35% Series A Senior Notes due January 29, 2000, the 9.35% Series B Senior Notes due January 29, 2000, and the 9.33% Series C Senior Notes due December 15, 2001, incorporated herein by reference to Exhibit 4.5.2 filed with Form 10-Q for period ended January 28, 1996.

     4.7 Amended and Restated Rights Agreement, dated as of April 6, 1990, incorporated herein by reference to Item 7 of Form 8-K dated as of April 6, 1990.

     4.7.1 Amendment No. 1 to Amended and Restated Rights Agreement, incorporated herein by reference to Exhibit 4.7, filed with Form 10-Q for period ended January 28, 1996.

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

    10.2.28 Twenty-eighth Amendment to Rohr Industries, Inc., Supplemental Retirement Plan (Restated 1983), dated April 7, 1995, incorporated herein by reference to Exhibit 10.2.28, filed with Form 10-K for fiscal year ended July 31, 1995.

    10.2.29 Twenty-ninth Amendment to Rohr Industries, Inc., Supplemental Retirement Plan (Restated 1983), dated April 7, 1995, incorporated herein by reference to Exhibit 10.2.29, filed with Form 10-K for fiscal year ended July 31, 1995.

    10.2.30 Thirtieth Amendment to Rohr Industries, Inc., Supplemental Retirement Plan (Restated 1983), dated July 24, 1995, incorporated herein by reference to Exhibit 10.2.30, filed with Form 10-K for fiscal year ended July 31, 1995.

    *10.2.31 Thirty-First Amendment to Rohr, Inc. Supplemental Retirement Plan, dated September 13, 1996.

    *10.2.32 Thirty-Second Amendment to Rohr, Inc. Supplemental Retirement Plan, dated September 13, 1996.

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

    *10.4.1 Sixteenth Amendment to Rohr, Inc. Management Incentive Plan (Restated 1982), dated June 7, 1996.

    *10.4.2 Seventeenth Amendment to Rohr Industries, Inc. Management Incentive Plan (Restated 1982), dated September 13, 1996.

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

    *10.7.1    First Amendment to Employment Agreement with Robert H. Rau.

     10.8 Employment Agreement with L. A. Chapman, incorporated herein by reference to Exhibit 10.12, filed with Form 10-K for fiscal year ended July 31, 1994.

     10.13 Credit Agreement, dated as of April 26, 1989, among Rohr Industries, Inc., as Borrower, and Citibank, N. A., Bankers Trust Company, The First National Bank of Chicago and Wells Fargo Bank,
               N. A., and Citibank, N.A., as Agent, as amended through the Seventh Amendment, incorporated herein by reference to Exhibits
               10.13 through 10.13.7, as set forth in Form 10-K for the fiscal year ended July 31, 1994.

     10.13.8 Eighth Amendment to Credit Agreement, dated as of November 29, 1994, incorporated herein by reference to Exhibit 10.13.8, filed with Form 10-K for fiscal year ended July 31, 1995.

     10.13.9 Ninth Amendment to Credit Agreement, dated as of June 30, 1995, incorporated herein by reference to Exhibit 10.13.9, filed with Form 10-K for fiscal year ended July 31, 1995.

     10.13.10 Tenth Amendment to Credit Agreement, dated as of November 17, 1995, incorporated herein by reference to Exhibit 10.13.10, filed with Form 10-Q for period ended January 28, 1996.

     10.13.11 Eleventh Amendment to Credit Agreement, dated as of January 15, 1996, incorporated herein by reference to Exhibit 10.13.11, filed with Form 10-Q for period ended January 28, 1996.

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

     10.15.6 Third Amendment Agreement, dated as of November 29, 1994, to Sublease Agreement, dated as of September 14, 1992, incorporated herein by reference to Exhibit 10.15.6, filed with Form 10-K for fiscal year ended July 31, 1995.

     10.15.7 Fourth Amendment Agreement, dated as of June 30, 1995, to Sublease Agreement, dated as of September 14, 1992, incorporated herein by reference to Exhibit 10.15.7, filed with Form 10-K for fiscal year ended July 31, 1995.

     10.15.8 Fifth Amendment Agreement, dated as of November 17, 1995, to Sublease Agreement, dated as of September 14, 1992, incorporated herein by reference to Exhibit 10.15.8, filed with Form 10-Q for period ended January 28, 1996.

     10.15.9 Sixth Amendment Agreement, dated as of January 19, 1996, to Sublease Agreement, dated as of September 14, 1992, incorporated herein by reference to Exhibit 10.15.9, filed with Form 10-Q for period ended January 28, 1996.

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

    *11.1      Calculation of Primary Earnings per Share.

    *11.2      Calculation of Fully Diluted Earnings per Share.

    *13 Annual Report to Shareholders for fiscal year ended July 31, 1996. (The Annual Report, except for the portions thereof which are expressly incorporated by reference in the Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

    *23.       Consent of Deloitte & Touche.

    *27.       Financial Data Schedule.  (Filed with EDGAR filing only.)

  (b) Reports on Form 8-K for Fourth Quarter of Fiscal 1996
      -----------------------------------------------------

      There were no reports on Form 8-K filed by the Company for the fourth quarter of fiscal 1996.

  (c) Exhibits required by Item 601 of Regulation S-K
      -----------------------------------------------

      See Subparagraph (a) above.

(d)  Financial Statements required by Regulation S-X
     -----------------------------------------------

     See Subparagraph (a) and (b) above.

- ---------------
* Exhibits filed with this report.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Rohr, Inc.:



We have audited the consolidated financial statements of Rohr, Inc., as of July 31, 1996 and 1995, and for each of the three years in the period ended July 31, 1996, and have issued our report thereon dated September 11, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Rohr, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche L L P

San Diego, California
September 11, 1996

                          ROHR, INC., AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JULY 31, 1996, 1995, AND 1994
                             (dollars in thousands)




                                               Charged                   Balance
                                Balance at     to Costs                     at
                                 beginning       and        Accounts      end of
                                 of period     Expenses    written off    period
                                 ________      ________      _______     _______

Reserve for bad debts:

          1996                    $12,922      $   128        $   --      $13,050

          1995                     21,422                      (8,500)     12,922

          1994                     11,122       10,300            --       21,422


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ROHR, INC.
                                 (Registrant)



                                 By: /s/ R. H. Rau
                                     -------------
                                     R. H. Rau
                                     President and Chief Executive Officer



                                 By: /s/ L. A. Chapman
                                     -----------------
                                     L. A. Chapman
                                     Senior Vice President and Chief
                                     Financial Officer



                                 By: /s/ A. L. Majors
                                     ----------------
                                     A. L. Majors
                                     Vice President and Controller
                                     (Chief Accounting Officer)



Date:  September 11, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                    Title             Date
- --------------------               ---------    ------------------
/s/ W. Barnes                      Director     SEPTEMBER 11, 1996
- -------------
W. Barnes


/s/ E. E. Covert                   Director     SEPTEMBER 11, 1996
- ----------------
E. E. Covert


/s/ S. F. Iacobellis               Director     SEPTEMBER 11, 1996
- --------------------
S. F. Iacobellis


/s/ V. N. Marafino                 Director     SEPTEMBER 11, 1996
- ------------------
V. N. Marafino


/s/ D. Larry Moore                 Director     SEPTEMBER 11, 1996
- ------------------
D. Larry Moore


/s/ R. M. Price                    Director     SEPTEMBER 11, 1996
- ---------------
R. M. Price


/s/ R. H. Rau                      Director     SEPTEMBER 11, 1996
- -------------
R. H. Rau


/s/ W. P. Sommers                  Director     SEPTEMBER 11, 1996
- -----------------
W. P. Sommers


/s/ J. D. Steele                   Director     SEPTEMBER 11, 1996
- ----------------
J. D. Steele


/s/ J. R. Wilson                   Director     SEPTEMBER 11, 1996
- ----------------
J. R. Wilson
