Form 10-Q
period 1996-11-03
ROHR INC
filed 1996-12-06
CIK 84801

                              FY97: FIRST QUARTER
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended November 3, 1996


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


As of November 29, 1996, there were 25,279,558 shares of the Registrant's common stock outstanding.

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (in thousands except for share data)
                      ------------------------------------

                                                              NOV. 3,      JULY 31,
                                                               1996          1996
                                                            -----------   -----------
ASSETS                                                      (Unaudited)
------
Cash and cash equivalents                                   $   57,420    $   88,403
Short-term investments                                          12,913             -
Accounts receivable                                            142,989       129,523
Inventories:
  Work-in-process                                              436,764       423,312
  Raw materials, purchased parts and supplies                   27,002        26,220
  Less customers' progress payments and advances               (51,513)      (67,165)
                                                            ----------    ----------

    Inventories - net                                          412,253       382,367
Prepaid expenses and other current assets                       11,891        14,587
                                                            ----------    ----------

     TOTAL CURRENT ASSETS                                      637,466       614,880

PROPERTY, PLANT, AND EQUIPMENT - Net                           193,706       196,052

DEFERRED TAX ASSET                                             139,095       156,863
PREPAID PENSION COSTS                                           85,697             -
OTHER ASSETS                                                    35,957        64,742
                                                            ----------    ----------
                                                            $1,091,921    $1,032,537
                                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Trade accounts and other payables                           $  150,937    $  125,974
Salaries, wages, and benefits                                   30,188        44,094
Deferred income tax liability                                   56,250        56,250
Short-term debt and current portion of long-term debt           23,294        25,962
                                                            ----------    ----------
    TOTAL CURRENT LIABILITIES                                  260,669       252,280

LONG-TERM DEBT                                                 481,153       481,481
PENSION AND POST-RETIREMENT OBLIGATIONS - Long-Term             18,656        46,096
OTHER OBLIGATIONS                                               16,500        17,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share,
  10 million shares authorized, none issued                          -             -
Common stock, $1 par value per share,
  authorized 50,000,000 shares; issued and outstanding
  25,278,559 and 22,329,793 shares, respectively                25,278        22,330
Additional paid-in capital                                     189,685       142,656
Retained earnings                                               99,980        96,622
Minimum pension liability adjustment                                 -       (26,431)
                                                            ----------    ----------
  TOTAL SHAREHOLDERS' EQUITY                                   314,943       235,177
                                                            ----------    ----------

                                                            $1,091,921    $1,032,537
                                                            ==========    ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                    (in thousands except for per share data)
                    ----------------------------------------


                                                              FIRST QUARTER ENDED
                                                              -------------------
                                                              NOV. 3,    OCT. 29,
                                                                1996       1995
                                                              --------   --------
Sales                                                         $201,905   $150,400
Costs and Expenses                                             178,354    131,533
General & Administrative Expenses                                7,447      6,728
                                                              --------   --------

Operating Income                                                16,104     12,139

Interest Income                                                  1,458      1,052
Interest Expense                                                11,946     12,386
                                                              --------   --------

Income Before Taxes on Income                                    5,616        805

Taxes on Income                                                  2,258        323
                                                              --------   --------

Net Income                                                    $  3,358   $    482
                                                              ========   ========

Net Income per Average
  Share of Common Stock                                       $   0.14   $   0.03
                                                              ========   ========

Cash Dividends per Share
  of Common Stock                                                    -          -

Weighted Average Common Stock and Common
  Stock Equivalents Used to Compute Net Income Per Share        23,434     18,682
                                                              ========   ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------

                                                                                   FIRST QUARTER ENDED
                                                                               --------------------------
                                                                                  NOV. 3,       OCT. 29,
                                                                                   1996          1995
                                                                               -----------   ------------
OPERATING ACTIVITIES:
Net income                                                                       $  3,358    $    482
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                                     5,065       5,326
  Changes due to (increase) decrease in operating assets:
    Accounts receivable                                                           (23,608)    (16,956)
    Inventories - net                                                             (29,886)    (43,975)
    Prepaid expenses and other assets                                               2,850       2,426
  Changes due to increase (decrease) in operating
    liabilities:
    Accounts payable and other liabilities                                         19,274      16,576
    Pension and post-retirement obligations                                        (2,111)      1,806
    Taxes on income and deferred taxes                                              2,276          14
  Other                                                                              (532)       (145)
                                                                                 --------    --------

Net cash used in operating activities                                             (23,314)    (34,446)
                                                                                 --------    --------

INVESTING ACTIVITIES:
Purchase of short-term investments                                                (12,913)
Purchase of property, plant, and equipment                                         (3,343)     (2,486)
Collection of note receivable on sale of Rohr Credit Corporation                   20,142           -
Other                                                                                 337        (820)
                                                                                 --------    --------

Net cash provided by (used in) investing activities                                 4,223      (3,306)
                                                                                 --------    --------

FINANCING ACTIVITIES:
Repayment of long-term borrowings                                                    (314)       (396)
Cash collateral for receivable sales program                                      (10,000)      2,000
Net repayment of short-term debt                                                   (2,665)          -
Other                                                                               1,087         429
                                                                                 --------    --------

Net cash provided by (used in) financing activities                               (11,892)      2,033
                                                                                 --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (30,983)    (35,719)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                              88,403      84,584
                                                                                 --------    --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                  $ 57,420    $ 48,865
                                                                                 ========    ========

SUPPLEMENTAL INFORMATION:

Cash paid for interest, net of amounts capitalized                               $ 14,222    $ 13,885
Cash paid for income taxes                                                             37         262
Rohr common stock contribution to defined benefit pension plans                    48,000           -

                          ROHR, INC.  AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

The consolidated balance sheet as of November 3, 1996, and statements of earnings and cash flows for the first quarters ended November 3, 1996, and October 29, 1995, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1996.

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

The Company has reached settlement agreements with its primary comprehensive general liability insurers for reimbursement of its cleanup costs at the site and has retained the right to file future claims against its excess carriers.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the first quarters ended November 3, 1996, and October 29, 1995, is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1996, are also presented. These discussions should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

COMPANY OUTLOOK

As a result of the growth in air travel, and the need to replace aging aircraft, the demand for new commercial aircraft has been increasing. Airlines have improved their utilization of aircraft which, combined with stable fare structures and aggressive cost reduction measures, has substantially improved airline profitability. Airline operators have responded to the improved market conditions and profitability by ordering large quantities of new commercial aircraft. Industry orders for new commercial jet aircraft in calendar 1996, through November 21, 1996, were 1,125 compared to 679 and 321 in all of calendar 1995 and 1994, respectively. Industry analysts continue to predict a potentially large replacement market for commercial aircraft driven by noise legislation and the need to replace aging fleets.

McDonnell Douglas recently announced that it would not pursue the launch of a new wide body commercial jet aircraft, initially labeled the MD-XX. Some aerospace analysts perceive that this decision could affect McDonnell Douglas' continued production of commercial aircraft over the long term. Historically, the McDonnell Douglas family of aircraft has provided a significant market for the Company's products. The Company has accepted certain market risks on the MD-90 program, now in production, and the MD-95 program, now in development. In the event of a significant reduction in the number of aircraft expected to be sold under these programs, the Company's investment in preproduction and excess over average inventory may not be fully recovered. However, McDonnell Douglas has a backlog of unfilled orders on existing programs and the Company believes that production on existing programs will continue. Furthermore, the Company produces nacelles and/or components for many aircraft that compete with the MD-90 and MD-95, which could lessen the impact in the long term from reduced sales on these programs.

RESULTS OF OPERATIONS

First Quarter Fiscal Year 1997 Compared to First Quarter Fiscal Year 1996

Sales for the first quarter of fiscal 1997 were $201.9 million up from $150.4 million in the first quarter of fiscal 1996. The increased sales resulted primarily from the MD-90 and A340 programs, reflecting increased customer delivery schedules.

The Company's operating income for the first quarter of fiscal 1997 was $16.1 million, an operating margin of 8.0 percent. Operating income for the same period of the prior fiscal year was $12.1 million, an operating margin of 8.1 percent. Operating income has improved due to the increase in sales, while margins have remained relatively flat compared to the first quarter of 1996, but are down compared to the fourth quarter of 1996, before unusual items, due to a change in the sales mix. The Company's operating profit margin varies from program to program, so the sales mix in a given period can have a significant effect upon overall profit margins.

Net interest expense was $10.5 million for the first quarter of fiscal 1997 compared to $11.3 million for the first quarter of fiscal 1996. Interest expense declined primarily as a result of the conversion of $37.8 million of the 7.75% Convertible Subordinated Notes during the prior year.

Net income for the first quarter of fiscal 1997 was $3.4 million or 14 cents per share. This compares to net income of $0.5 million or 3 cents per share for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

On November 3, 1996, the Company had $70.3 million of cash, cash equivalents, and short term investments. In addition, the Company had a $66.2 million revolving credit agreement with no amounts outstanding. The total amount available under the credit agreement is reduced by a $16.9 million letter of credit. The Company has entered into discussions with banks to replace the existing revolving credit agreement, which matures in April 1997, and expects to have a new facility in place prior to expiration.

Over the next several years, the Company expects to increase its investment in program inventory in connection with developmental expenditures on new programs, increased deliveries, and anticipated new business opportunities. The Company believes that its financial resources will be adequate to meet its requirements during this period.

Net cash used in operating activities for the first quarter of fiscal year 1997 was $23.3 million compared to $34.4 million for the first quarter of the prior fiscal year. Contributing to the use of cash in the first quarter of fiscal 1997 was an increase in inventory and receivables. Net cash provided by operations is subject to significant variations from period to period.

Contributing to cash flow from investing activities in the first quarter of fiscal 1997 was the collection of a note receivable of $20.1 million from the sale of Rohr Credit Corporation, which was completed in the fourth quarter of fiscal 1996.

The Company's total financings were $555.6 million on November 3, 1996, compared to $569.2 million on July 31, 1996. Total financings include balance sheet debt, a $40.0 million ongoing accounts receivable sales program (of which $30.0 million was utilized on November 3, 1996) and $21.1 million of equipment leases.

Accounts receivable increased from $129.5 million on July 31, 1996, to $143.0 million on November 3, 1996. This increase is due primarily to customer mix and the high volume of sales in the last month of the quarter.

The Company's net inventory increased from $382.4 million on July 31, 1996, to $412.3 million on November 3, 1996. The inventory increase is primarily due to a build up of production inventory in anticipation of higher deliveries in the latter part of fiscal 1997 and the liquidation of advances from customers.

On October 31, 1996, the Company completed the previously announced contribution of Company common stock valued at $48.0 million to its primary pension plans. This contribution resulted in the Company's primary pension plans achieving a fully funded status predicated upon the May 1, 1996, valuation of pension obligations. This contribution, which is reflected as a prepaid asset, allowed the Company to reverse the liability and deferred asset related to the underfunded position, and to eliminate the $26.4 million charge to shareholders' equity, net of the tax benefit of $17.8 million. In addition to the stock contribution, the Company also made a cash contribution of $3.9 million during the first quarter. The pension plans' funded status is primarily impacted by discount rates (which are periodically changed to reflect then prevailing market interest rates), market performance of plan assets, the granting of additional benefits, changes in actuarial assumptions, including mortality assumptions, and funding made by the Company during the year.

The Company's contribution of stock to its pension plans increased shareholders' equity by $73.9 million, net of the anticipated registration cost. This resulted in an improvement to the Company's debt-to-equity ratio to 1.6 on November 3, 1996, down from 2.2 on July 31, 1996. This improved ratio enhances the Company's ability to negotiate a new bank credit agreement (currently in process) under more favorable terms. In addition, the stock contribution will improve the Company's future liquidity by reducing future cash funding requirements and also by reducing the benefit plans' annual expense due to the expected return on the increased assets and reduced future Pension Benefit Guarantee Corporation insurance premiums.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.2 billion on both November 3, 1996, and July 31, 1996. Approximately $555 million of the $1.2 billion backlog is expected to be delivered in the remainder of fiscal 1997. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts.

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



                                           ROHR, INC.



December 6, 1996                           By: /s/ L. A. CHAPMAN
                                               ----------------------------
                                           L. A. Chapman
                                           Senior Vice President and  Chief
                                           Financial Officer



December 6, 1996                           By: /s/ A. L. MAJORS
                                               ----------------------------
                                               A. L. Majors
                                           Vice President and Controller
                                           (Chief Accounting Officer)