Form 10-Q
period 1997-02-02
ROHR INC
filed 1997-02-26
CIK 84801

                              FY97: SECOND QUARTER
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                For the quarterly period ended February 2, 1997


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


As of February 21, 1997, there were 25,294,672 shares of the Registrant's common stock outstanding.

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      (in thousands except for share data)
                      ------------------------------------

                                                              FEB. 2,      JULY 31,
                                                               1997          1996
                                                            -----------   -----------
ASSETS                                                      (UNAUDITED)
------
Cash and cash equivalents                                   $   64,697    $   88,403
Short-term investments                                          12,911             -
Accounts receivable                                            134,915       129,523
Inventories:
  Work-in-process                                              426,148       423,312
  Raw materials, purchased parts and supplies                   29,488        26,220
  Less customers' progress payments and advances               (49,021)      (67,165)
                                                            ----------    ----------

    Inventories - net                                          406,615       382,367
Prepaid expenses and other current assets                        9,607        14,587
                                                            ----------    ----------

     TOTAL CURRENT ASSETS                                      628,745       614,880

PROPERTY, PLANT, AND EQUIPMENT - NET                           190,608       196,052

DEFERRED TAX ASSET                                             139,095       156,863
PREPAID PENSION COSTS                                           85,261             -
OTHER ASSETS                                                    36,673        64,742
                                                            ----------    ----------

                                                            $1,080,382    $1,032,537
                                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Trade accounts and other payables                           $  151,491    $  125,974
Salaries, wages, and benefits                                   33,865        44,094
Deferred income tax liability                                   56,250        56,250
Short-term debt and current portion of long-term debt           22,284        25,962
                                                            ----------    ----------

    TOTAL CURRENT LIABILITIES                                  263,890       252,280

LONG-TERM DEBT                                                 460,524       481,481
PENSION AND POST-RETIREMENT OBLIGATIONS - LONG-TERM             18,727        46,096
OTHER OBLIGATIONS                                               17,284        17,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share,
  10 million shares authorized, none issued                          -             -
Common stock, $1 par value per share,
  authorized 50,000,000 shares; issued and outstanding
  25,294,694 and 22,329,793 shares, respectively                25,295        22,330
Additional paid-in capital                                     189,799       142,656
Retained earnings                                              104,863        96,622
Minimum pension liability adjustment                                 -       (26,431)
                                                            ----------    ----------
  TOTAL SHAREHOLDERS' EQUITY                                   319,957       235,177
                                                            ----------    ----------
                                                            $ 1,080,382   $1,032,537
                                                            ===========   ==========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                    (in thousands except for per share data)
                    ----------------------------------------

                                              SECOND QUARTER ENDED    SIX  MONTHS ENDED
                                              --------------------   -------------------
                                               FEB. 2,    JAN. 28,   FEB. 2,    JAN. 28,
                                                1997        1996       1997       1996
                                              ---------   --------   --------   --------
Sales                                          $213,274   $180,702   $415,179   $331,102
Costs and Expenses                              188,700    159,071    367,054    290,604
General & Administrative Expenses                 6,352      5,247     13,799     11,975
                                               --------   --------   --------   --------

Operating Income                                 18,222     16,384     34,326     28,523

Interest Income                                   1,155        608      2,613      1,660
Interest Expense                                 11,212     12,574     23,158     24,960
Charge for Exchange of Convertible Notes              -      4,075          -      4,075
                                               --------   --------   --------   --------

Income before Taxes on Income                     8,165        343     13,781      1,148

Taxes on Income                                   3,282        138      5,540        461
                                               --------   --------   --------   --------

Net Income                                     $  4,883   $    205   $  8,241   $    687
                                               ========   ========   ========   ========

Primary Net Income per Share                      $0.19      $0.01      $0.33      $0.04
                                               ========   ========   ========   ========

Cash Dividends per Share
  of Common Stock                              $      -   $      -   $      -   $      -
                                               ========   ========   ========   ========

Weighted Average Common Stock and
  Common Stock Equivalents Used to
  Compute Net Income Per Share                   26,201     19,492     24,788     19,090
                                               ========   ========   ========   ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (in thousands)
                                 --------------

                                                                      SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                                     ----------------------   ---------------------
                                                                      FEB. 2,     JAN. 28,     FEB. 2,    JAN. 28,
                                                                       1997         1996        1997        1996
                                                                     ---------   ----------   ---------   ---------
OPERATING ACTIVITIES:
Net income                                                           $  4,883     $    205    $  8,241    $    687
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                       5,284        5,279      10,349      10,605
    Charge for exchange of convertible notes                                -        4,075           -       4,075
    Changes due to (increase) decrease in operating assets:
      Accounts receivable                                              (1,926)       9,746     (25,534)     (7,210)
      Inventories - net                                                 5,638       (3,551)    (24,248)    (47,526)
     Prepaid expenses and other assets                                  2,423        1,508       5,273       3,934
   Changes due to increase (decrease) in operating liabilities:
     Accounts payable and other liabilities                             2,861       (6,599)     22,135       9,977
     Pension and post-retirement obligations                              508        1,797      (1,603)      3,603
     Taxes on income and deferred taxes                                 2,815           24       5,091          38
   Other                                                                 (141)       1,083        (673)        938
                                                                     --------     --------    --------    --------

Net cash provided by (used in) operating activities                    22,345       13,567        (969)    (20,879)
                                                                     --------     --------    --------    --------

INVESTING ACTIVITIES:
Net purchase of short-term investments                                      2            -     (12,911)          -
Purchase of property, plant and equipment                              (4,028)      (2,750)     (7,371)     (5,236)
Proceeds from sale of RCC                                                   -            -      20,142           -
Other                                                                   1,991        1,105       2,328         285
                                                                     --------     --------    --------    --------

Net cash provided by (used in) investing activities                    (2,035)      (1,645)      2,188      (4,951)
                                                                     --------     --------    --------    --------

FINANCING ACTIVITIES:
Annual principal payment of 9.35% Senior Notes                        (12,025)           -     (12,025)          -
Annual principal payment of 9.33% Senior Notes                         (8,850)           -      (8,850)          -
Increase (decrease) in short-term debt                                   (950)       1,979      (3,615)      1,979
Increase (decrease) in other long-term borrowings                         229         (593)        (85)       (934)
Cash collateral for receivable sales program                           10,000       (4,499)          -      (2,499)
Other                                                                  (1,437)         918        (350)      1,292
                                                                     --------     --------    --------    --------

Net cash used in financing activities                                 (13,033)      (2,195)    (24,925)       (162)
                                                                     --------     --------    --------    --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      7,277        9,727     (23,706)    (25,992)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  57,420       48,865      88,403      84,584
                                                                     --------     --------    --------    --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $ 64,697     $ 58,592    $ 64,697    $ 58,592
                                                                     ========     ========    ========    ========

SUPPLEMENTAL INFORMATION:

Cash paid for interest, net of amount capitalized                    $  8,509     $ 11,226    $ 22,731    $ 25,111
Cash paid for income taxes                                                445           93         482         266
Non-cash financing activities:
  Exchange of 7.75% convertible notes                                       -      (28,066)          -     (28,121)
  Change in equity due to exchange of 7.75%
    convertible notes                                                       -       32,141           -      32,196
  Charge for exchange of convertible notes                                  -       (4,075)          -      (4,075)
Rohr common stock contribution to defined benefit plans                     -            -      48,000           -


                          ROHR, INC.  AND SUBSIDIARIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  -  (UNAUDITED)

The consolidated balance sheet as of February 2, 1997, and statements of earnings and cash flows for the second quarter and six months ended February 2, 1997, and January 28, 1996, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

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

From inception to date, the Company has expended approximately $3.8 million on clean-up costs for this site. The Company also estimates that its future clean-up expenditures for this site are likely to range from $5 million to $8 million over and above the sums spent to date, as explained in greater detail in the Company's Annual Report on Form 10-K for fiscal 1996 in "Management's Discussion and Analysis of Financial Condition and Results of Analysis -- Environmental Matters."

The Company intends to continue to vigorously defend itself in the Stringfellow matter. Based upon the information currently available to it, including the fact that the Company has reached settlement agreements with its primary comprehensive general liability insurers with respect to this matter and has established reserves in connection with its expected future clean-up liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

The Company is involved as plaintiff or defendant in various other legal and regulatory actions and inquiries incident to its business, none of which are believed by management to have a material adverse effect on the financial position, liquidity or results of operations of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the second quarter and six months ended February 2, 1997, and January 28, 1996, is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1996, are also presented. These discussions should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

OUTLOOK

As a result of the growth in air travel and the need to replace aging aircraft, the demand for new commercial aircraft has been increasing. The increased load factor of commercial aircraft, stable fare structures, and aggressive cost reduction measures have substantially improved airline profitability. Airline operators have responded by ordering large quantities of new commercial aircraft. Industry orders for new commercial jet aircraft in calendar year 1996 were 1,115 compared to 679 and 321 in calendar years 1995 and 1994, respectively. Industry analysts continue to predict a potentially large replacement market for commercial aircraft driven by noise legislation and the need to replace aging fleets.

In December 1996, The Boeing Company and McDonnell Douglas Corporation announced their intent to merge. Boeing produces aircraft which compete with models produced by McDonnell Douglas. Although Boeing and McDonnell Douglas have said that they will continue to produce McDonnell Douglas aircraft in response to customer demand, aerospace analysts differ as to the anticipated effect of the proposed merger on the future production of these McDonnell Douglas aircraft. Approximately 25 percent of the Company's products, by revenue, are manufactured for installation on the McDonnell Douglas MD-80, MD-90, MD-95 (in development) and MD-11 aircraft programs.

For the MD-90 program, the Company's investment recovery is over program deliveries. The Company's unrecovered investment on this program, at February 2, 1997, was $80.4 million in inventoried preproduction and excess-over-average costs, and $16.8 million in production inventory. Through February 2, 1997, 40 MD-90 aircraft were delivered. Industry sources indicate that firm orders exist for 105 aircraft, and options and/or letters of intent exist for an additional 104 aircraft. In light of recent order activity for the MD-90 aircraft as compared to that of competitive aircraft and the anticipated merger of McDonnell Douglas and Boeing, several aerospace analysts are less than optimistic relative to the future of this aircraft.

At present, the Company has delivered or has firm orders for components to be installed on 91 MD-90 aircraft. Assuming these orders were delivered but no further orders were obtained, the Company estimates that it could incur a pre-tax loss approximating $80 million, which includes investments then remaining in preproduction and excess-over-average inventory and other potential obligations related to the program. If the Company's ultimate deliveries support all the firm orders, options and letters of intent that McDonnell Douglas has received (249 aircraft in total), the Company anticipates that it would recover all of its program costs and not incur a loss.

In view of the uncertainty as to the number of aircraft which may be delivered, the Company decided, during the second quarter of fiscal 1997, to discontinue the recognition of profits on the

MD-90 program. As a result, the Company anticipates that its operating margin for fiscal 1997 may be less than the 9 percent operating margin, before unusual items, it reported for fiscal 1996 and had anticipated it would achieve in the current fiscal year.

The McDonnell Douglas MD-95 program is a new 100 passenger aircraft currently under development. The Company invested $26 million for design and development costs on the MD-95 program through February 2, 1997. The Company anticipates spending an additional $50 million for preproduction costs through mid 1999, the aircraft's scheduled FAA certification date. If the program is canceled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified, the amount of these costs and initial production start-up costs recovered by the Company will depend upon the number of aircraft delivered. To date, there are 50 firm orders and 50 options from the launch customer, ValuJet.

The McDonnell Douglas MD-11 program, on which the Company provides pylons and nacelles, and the MD-80 program, on which the Company provides nacelles, have been in production for several years. The Company has previously recovered its initial investment on these programs. As a result of the maturity of these programs and existing contractual provisions, the Company does not expect to incur any losses in the event of a reduction in program quantity.

The Company produces nacelles and/or components for many aircraft that compete with the MD-90 and MD-95, which could lessen the impact in the long term from reduced sales on these programs.

FOWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This document contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The aggregate operating results that the Company will experience on the MD-90 program may differ from those projected in the forward looking statements if the timing of the Company's sales on that program occur at a substantially different rate than currently estimated by the Company, if the Company's manufacturing performance on that program fails to improve in accordance with the learning curves currently projected by the Company, if the Company fails to resolve contractual items with its customer and suppliers as currently anticipated, if spare sales on this program are substantially different than currently projected by the Company, or if one or more suppliers to the Company on that program fail to meet their contractual obligations. The additional preproduction investment that the Company will make on the MD-95 program may differ from that projected in the forward looking statements if the cost of MD-95 product and tooling design, tooling manufacturing and production planning exceeds the Company's estimates.

RESULTS OF OPERATIONS

Second Quarter Fiscal Year 1997 Compared to Second Quarter Fiscal Year 1996

Sales for the second quarter of fiscal 1997 were $213.3 million, up 18 percent from the $180.7 million reported for the second quarter of fiscal 1996. The increased sales resulted primarily from increased deliveries on a number of commercial programs, reflecting increased customer delivery schedules.

The Company's operating income for the second quarter of fiscal 1997 was $18.2 million, an operating margin of 8.5 percent. Operating income for the same period of the prior fiscal year was $16.4 million, an operating margin of 9.1 percent. Operating income has improved due to the increase in sales. However, operating margins declined compared to the second quarter of the prior fiscal year primarily as a result of discontinuing the recognition of program profit on the MD-90 program due to market uncertainties as discussed in the "Outlook" section. Historically, operating results for any period have included the resolution of various program issues, the amount of which can vary from period to period. The second quarter of fiscal 1997 benefited from the recognition of favorable warranty experience on one program and the resolution of open contractual issues on the Titan program. Deliveries were completed on the Titan program during the prior fiscal year. General and administrative expenses increased as a result of higher expenditures for research and development, bid and proposal and salaries and wages.

Net interest expense was $10.1 million for the second quarter of fiscal 1997 compared to $12.0 million for the same period of the prior fiscal year. Interest income increased reflecting higher levels of invested funds, while interest expense declined primarily as a result of reduced debt levels.

During the second quarter of the prior fiscal year, the Company negotiated the exchange of 3.0 million shares of the Company's common stock for $28.1 million of its 7.75% Convertible Subordinated Notes due 2004. The shares of common stock issued in the exchange in excess of the shares required for conversion were valued at $4.1 million, which was expensed during the second quarter of the prior year.

Net income for the second quarter of fiscal 1997 was $4.9 million or 19 cents per share. This compares to net income of $0.2 million or 1 cent per share for the second quarter of the prior fiscal year. The charge due to the exchange of the convertible notes, as discussed above, reduced net income by $2.4 million or 13 cents per share in the second quarter of the prior fiscal year.

FIRST SIX-MONTHS OF FISCAL 1997 COMPARED TO FIRST SIX-MONTHS OF FISCAL 1996

In the first six-months of fiscal 1997 sales increased to $415.2 million, up 25 percent from the $331.1 million reported for the first six-months of fiscal 1996. The increase in sales resulted from increased deliveries on a number of commercial programs, particularly the Airbus Industrie A340 and the McDonnell Douglas MD-90 programs.

Operating income for the first six-months of fiscal 1997 was $34.3 million, an operating margin of 8.3 percent. Operating income for the same period of the prior year was $28.5 million, an operating margin of 8.6 percent. Although operating income increased due to an increase in deliveries, operating margin declined primarily as a result of discontinuing the recognition of program profit on the MD-90 program due to market uncertainties as discussed in the "Outlook" section. Historically, operating results for any period have included the resolution of various program issues, the amount of which can vary from period to period. The first six-months of fiscal 1997 benefited from the recognition of favorable warranty experience on one program and the resolution of open contractual issues on the Titan program. General and administrative expenses increased as a result of higher expenditures for internal research and development, bid and proposal and salaries and wages.

Net Interest expense declined from $23.3 million in the first six-months of fiscal 1996 to $20.5 million in the first six-months of this fiscal year. Interest income increased due to higher levels of invested funds, while interest expense declined primarily as a result of reduced debt levels.

As discussed above, during the second quarter of the prior fiscal year, the Company incurred a charge of $4.1 million resulting from the exchange of 3.0 million shares of the Company's stock for $28.1 million of its 7.75% convertible subordinated notes due 2004.

Net income for the first six-months of fiscal 1997 was $8.2 million or 33 cents per share. During the same period of the prior year, the Company reported net income of $0.7 million or 4 cents per share. The charge due to the exchange of the convertible notes reduced net income by $2.4 million or 13 cents per share in the first six months of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On February 2, 1997, the Company had $77.6 million of cash, cash equivalents, and short term investments. In addition, the Company had a $66.2 million revolving credit agreement with no amounts outstanding. The Company is continuing its discussions with banks to replace the existing revolving credit agreement, which may not be completed prior to the maturity of the existing agreement in April 1997. The Company expects to obtain a satisfactory credit agreement in advance of any need for funds from such an agreement.

Over the next several years, the Company expects to increase its investment in production inventory in connection with increased deliveries on existing programs. The Company continues to seek business opportunities which would require future investments. The Company believes that its financial resources will be adequate to meet such requirements during this period.

Net cash provided by operating activities for the second quarter of fiscal year 1997 was $22.3 million compared to $13.6 million for the second quarter of the prior fiscal year. Net cash used in operating activities for the first six-months of fiscal 1997 was $1.0 million compared to $20.9 million for the same
period of the prior fiscal year.   Contributing to the use of cash in the first
six-months of fiscal 1997 was an increase in inventory and receivables, offset by an increase in accounts payable. Net cash provided by operations is subject to significant variations from period to period.

Contributing to cash flow from investing activities in the first six-months of fiscal 1997 was the collection of a note receivable of $20.1 million from the sale of Rohr Credit Corporation, which was completed in the fourth quarter of fiscal 1996. Cash of $12.9 million was used in investing activities for the purchase of short-term investments.

The Company's total financings were $543.3 million on February 2, 1997, compared to $569.2 million on July 31, 1996. Total financings decreased due to the principle payments made during the second quarter of 1997 of $12.0 million on the 9.35% Senior Notes and $8.9 million on the 9.33% Senior Notes. Total financings include balance sheet debt, a $40.0 million ongoing accounts receivable sales program and $20.5 million of equipment leases.

Accounts receivable increased from $129.5 million on July 31, 1996, to $134.9 million on February 2, 1997. This increase is due primarily to a change in customer mix and the timing of payments from customers.

The Company's net inventory increased from $382.4 million on July 31, 1996, to $406.6 million on February 2, 1997. The inventory increase is primarily due to a build-up of production inventory in anticipation of higher deliveries, an increase in preproduction investment on the MD-95 program, and the reduction of advances from customers.

On October 31, 1996, the Company completed the previously announced contribution of Company common stock valued at $48.0 million to its primary pension plans. This contribution resulted in the Company's primary pension plans achieving a fully funded status predicated upon the May 1, 1996, valuation of its pension obligations. This contribution, which is reflected as a prepaid asset, allowed the Company to reverse the liability and deferred asset related to the underfunded position, and to eliminate the $26.4 million charge to shareholders' equity, net of the tax benefit of $17.8 million. In addition to the stock contribution, the Company also made a cash contribution of $3.9 million during the first quarter of fiscal 1997. The pension plans' funded status is primarily impacted by discount rates (adjusted annually to reflect then prevailing market interest rates), market performance of plan assets, the granting of additional benefits, changes in actuarial assumptions, including mortality assumptions, and funding made by the Company during the year.

The Company's contribution of stock to its pension plans increased shareholders' equity by $73.9 million, net of the anticipated registration cost. This resulted in an improvement to the Company's debt-to-equity ratio to 1.5 to 1 on February 2, 1997, down from 2.2 to 1 on July 31, 1996. This improved ratio enhances the Company's ability to negotiate a new bank credit agreement (currently in process) under more favorable terms. In addition, the stock contribution will improve the Company's future liquidity by reducing future cash funding requirements and also by reducing the benefit plans' annual expense due to the expected return on the increased assets and reduced future Pension Benefit Guarantee Corporation insurance premiums.

Capital expenditures for property, plant and equipment is projected to approximate $15 million for fiscal 1997 and will be financed by internally generated cash flow.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.4 billion and $1.2 billion on February 2, 1997, and July 31, 1996, respectively. Approximately $440 million of the $1.2 billion backlog is expected to be delivered in the remainder of fiscal 1997. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on Saturday, December 7, 1996, at the offices of the Company in Chula Vista, California. Of the 22,411,124 shares eligible to vote at the meeting, 19,057,390 shares were represented. Messrs. Iacobellis, Rau, Sommers, and Wilson were elected as Directors for three-year terms expiring at the Annual Meeting in 1999. For Mr. Iacobellis, 18,979,747 shares were voted in favor and 77,643 were withheld; for Mr. Rau, 18,980,918 shares were voted in favor and 76,472 shares were withheld; for Dr. Sommers, 18,980,019 shares were voted in favor and 77,371 shares were withheld; and for Mr. Wilson, 18,979,959 shares were voted in favor and 77,431 shares were withheld. Directors whose terms of office as Directors continued after the meeting included Messrs. Price, Marafino, Barnes, Covert, and Moore. Dr. Steele, having reached the mandatory retirement age for Directors, retired at the conclusion of the Annual Meeting. At a meeting of the Board of Directors held immediately following the Annual Meeting, the Directors by resolution reduced the number of Directors from 10 to 9.

The Shareholders also approved the selection of Deloitte & Touche LLP as the Company's auditors for fiscal 1997. The selection of Deloitte & Touche LLP received 19,017,656 affirmative votes, 23,392 negative votes, and 16,342 abstentions.

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



                                       ROHR, INC.



February 26, 1997                      By: /S/ L. A. CHAPMAN
                                           -----------------------------
                                           L. A. Chapman
                                           Senior Vice President and
                                           Chief Financial Officer



February 26, 1997                      By: /S/ A. L. MAJORS
                                           -----------------------------
                                           A. L. Majors
                                           Vice President and Controller
                                           (Chief Accounting Officer)