Form 10-Q
period 1997-05-04
ROHR INC
filed 1997-05-28
CIK 84801

                               FY97: THIRD QUARTER
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                   For the quarterly period ended May 4, 1997


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

As of May 22, 1997, there were 25,295,794 shares of the Registrant's common stock outstanding.


================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     (in thousands except for share data)
                     ------------------------------------

                                                                                MAY 4,            JULY 31,
                                                                                 1997               1996
                                                                             ------------       ------------
                                                                              (UNAUDITED)
ASSETS
------
Cash and cash equivalents                                                    $     55,839       $     88,403
Short-term investments                                                             11,529                  -
Accounts receivable                                                               160,874            129,523
Inventories:
    Work-in-process                                                               428,943            423,312
    Raw materials, purchased parts and supplies                                    27,656             26,220
    Less customers' progress payments and advances                                (42,565)           (67,165)
                                                                             ------------       ------------
        Inventories - net                                                         414,034            382,367
Prepaid expenses and other current assets                                           8,298             14,587
                                                                             ------------       ------------

    TOTAL CURRENT ASSETS                                                          650,574            614,880

PROPERTY, PLANT, AND EQUIPMENT - Net                                              189,208            196,052

DEFERRED TAX ASSET                                                                139,095            156,863
PREPAID PENSION COSTS                                                              84,823                  -
OTHER ASSETS                                                                       36,540             64,742
                                                                             ------------       ------------

                                                                             $  1,100,240       $  1,032,537
                                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Trade accounts and other payables                                            $    161,806       $    125,974
Salaries, wages, and benefits                                                      33,204             44,094
Deferred income tax liability                                                      56,250             56,250
Current portion of long-term debt                                                  29,679             25,962
                                                                             ------------       ------------

    TOTAL CURRENT LIABILITIES                                                     280,939            252,280

LONG-TERM DEBT                                                                    452,056            481,481
PENSION AND POST-RETIREMENT OBLIGATIONS - Long-Term                                19,693             46,096
OTHER OBLIGATIONS                                                                  16,691             17,503
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value per share,
    10 million shares authorized, none issued                                           -                  -
Common stock, $1 par value per share,
    authorized 50,000,000 shares; issued and outstanding
    25,293,401 and 22,329,793 shares, respectively                                 25,293             22,330
Additional paid-in capital                                                        189,887            142,656
Retained earnings                                                                 115,681             96,622
Minimum pension liability adjustment                                                    -            (26,431)
                                                                             ------------       ------------

    TOTAL SHAREHOLDERS' EQUITY                                                    330,861            235,177
                                                                             ------------       ------------
                                                                             $  1,100,240       $  1,032,537
                                                                             ============       ============

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                   (in thousands except for per share data)
                   ----------------------------------------

                                                        THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                     -----------------------------      -----------------------------
                                                        MAY 4,           APRIL 28,         MAY 4,          APRIL 28,
                                                         1997               1996            1997              1996
                                                     -----------       -----------      -----------       ----------
Sales                                                $   249,308       $   203,711      $   664,487       $   534,813
Costs and Expenses                                       214,360           177,810          581,414           468,414
General & Administrative Expenses                          7,127             7,336           20,926            19,311
                                                     -----------       -----------      -----------       -----------

Operating Income                                          27,821            18,565           62,147            47,088

Interest Income                                            1,075               661            3,688             2,321
Interest Expense                                          10,806            11,491           33,964            36,451
Charge for Exchange of Convertible Notes                   -                   827            -                 4,902
                                                     -----------       -----------      -----------       -----------

Income Before Taxes on Income                             18,090             6,908           31,871             8,056

Taxes on Income                                            7,272             2,778           12,812             3,239
                                                     -----------       -----------      -----------       -----------

Net Income                                           $    10,818       $     4,130      $    19,059       $     4,817
                                                     ===========       ===========      ===========       ===========

Net Income per Share:
    Primary                                          $      0.42       $      0.19      $      0.76       $      0.24
                                                     ===========       ===========      ===========       ===========

    Assuming Full Dilution                           $      0.39       $      0.18      $      0.73       $      0.24
                                                     ===========       ===========      ===========       ===========

Cash Dividends per Share
    of Common Stock                                  $     -           $    -           $     -           $    -
                                                     ===========       ===========      ===========       ===========

Weighted Average Common Stock and
    Common Stock Equivalents Used to
    Compute Net Income Per Share                          26,053            22,312           25,202            20,168


                           ROHR, INC. AND SUBSIDIARIES
                           ---------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------
                                 (in thousands)
                                 -------------

                                                                   THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                -----------------------------      -----------------------------
                                                                   MAY 4,           APRIL 28,         MAY 4,          APRIL 28,
                                                                    1997              1996             1997             1996
                                                                -----------       -----------      -----------       -----------
OPERATING ACTIVITIES:
Net income                                                      $    10,818       $     4,130      $    19,059       $     4,817
Adjustments to reconcile net income to net cash
used in operating activities:
    Depreciation and amortization                                     5,490             5,252           15,839            15,857
    Charge for exchange of convertible notes                              -               827                -             4,902
Changes due to (increase) decrease in operating assets:
    Accounts receivable                                             (25,884)          (34,385)         (51,418)          (41,595)
    Inventories - net                                                (7,419)           16,911          (31,667)          (30,615)
    Prepaid expenses and other assets                                 1,506            (1,030)           6,779             2,904
Changes due to increase (decrease) in operating liabilities:
    Accounts payable and other liabilities                            2,467            (8,631)          24,602             1,346
    Pension and post-retirement obligations                           1,403            (3,235)            (200)              368
    Taxes on income and deferred taxes                                7,187             2,841           12,278             2,879
Other                                                                (1,198)             (645)          (1,871)              293
                                                                -----------       -----------      -----------       -----------

Net cash used in operating activities                                (5,630)          (17,965)          (6,599)          (38,844)
                                                                -----------       -----------      -----------       -----------

INVESTING ACTIVITIES:
Proceeds from sale of assets                                             87             2,921            2,455             3,060
Net sale (purchase) of short-term investments                         1,382                 -          (11,529)                -
Purchase of Property, Plant, and Equipment                           (4,247)           (2,676)         (11,618)           (7,912)
Proceeds from sale of Rohr Credit Corporation                             -                 -           20,142                 -
Other                                                                    77              (216)              37               (70)
                                                                -----------       -----------      -----------       -----------

Net cash provided by (used in) investing activities                  (2,701)               29             (513)           (4,922)
                                                                -----------       -----------      -----------       -----------

FINANCING ACTIVITIES:
Annual principal payment on 9.35% senior notes                            -           (12,025)         (12,025)          (12,025)
Annual principal payment on 9.33% senior notes                            -                 -           (8,850)                -
Proceeds from Long-term borrowings                                        -             1,106                -             1,106
Increase (decrease) in short-term borrowings                              -               448           (3,615)            2,427
Repayment of other long-term borrowings                                (432)             (445)            (517)           (1,379)
Cash collateral for receivable sales program                            (75)            8,850              (75)            6,351
Other                                                                   (20)             (154)            (370)            1,138
                                                                -----------       -----------      -----------       -----------

Net cash used in financing activities                                  (527)           (2,220)         (25,452)           (2,382)
                                                                -----------       -----------      -----------       -----------

DECREASE IN CASH AND
    CASH EQUIVALENTS                                                 (8,858)          (20,156)         (32,564)          (46,148)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                              64,697            58,592           88,403            84,584
                                                                -----------       -----------      -----------       -----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                               $    55,839       $    38,436      $    55,839       $    38,436
                                                                ===========       ===========      ===========       ===========

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
    Interest, net of amount capitalized                         $    13,671       $    13,863      $    36,402       $    38,974
    Income taxes                                                         74                94              556               360

Non-cash financing activities:
    Exchange of 7.75% convertible notes                                   -            (5,614)               -           (33,735)
    Change in equity due to exchange of 7.75%
        convertible notes                                                 -             6,441                -            38,637
    Charge for exchange of convertible notes                              -              (827)               -            (4,902)

Rohr common stock contribution to defined benefit plans                   -                 -           48,000                 -


                          ROHR, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The consolidated balance sheet as of May 4, 1997, and statements of earnings and cash flows for the third quarter and nine months ended May 4, 1997, and April 28, 1996, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1996.

In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the third quarter of fiscal 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its net income per share.

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

From inception to date, the Company has expended approximately $3.9 million on cleanup costs for this site. The Company also estimates that its future cleanup expenditures for this site are likely to range from $5 million to $8 million over and above the sums spent to date, as explained in greater detail in the Company's Annual Report on Form 10-K for fiscal 1996 in "Management's Discussion and Analysis of Financial Condition and Results of Analysis -- Environmental Matters."

The Company intends to continue to vigorously defend itself in the Stringfellow matter. Based upon the information currently available to it, including the fact that the Company has reached settlement agreements with its primary comprehensive general liability insurers with respect to this matter and has established reserves in connection with its expected future cleanup liabilities, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.

The Company is involved as plaintiff or defendant in various other legal and regulatory actions and inquiries incident to its business, none of which are believed by management to have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the third quarter and nine months ended May 4, 1997, and April 28, 1996, is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1996, are also presented. These discussions should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

OUTLOOK

As a result of the growth in air travel and the need to replace aging aircraft, the demand for new commercial aircraft has been increasing. The increased load factor of commercial aircraft, stable fare structures, and aggressive cost reduction measures have substantially improved commercial airline profitability. Airline operators have responded by ordering large quantities of new commercial aircraft. Industry orders for new commercial jet aircraft in calendar year 1996 were 1,113 compared to 662 and 304 in calendar years 1995 and 1994, respectively. Industry analysts continue to predict a potentially large replacement market for commercial aircraft driven by noise legislation and the need to replace aging fleets.

Delivery rates of commercial aircraft have been accelerating. The Company's sales for the nine months ending May 4, 1997, reflect this acceleration of deliveries and fiscal year 1997 sales are anticipated to exceed fiscal year 1996 sales by more than 20 percent. The Company's current projections indicate that sales will continue to increase in fiscal 1998, although at a reduced rate.

In December 1996, The Boeing Company and McDonnell Douglas Corporation announced their intent to merge. Boeing produces aircraft which compete with models produced by McDonnell Douglas. Although Boeing and McDonnell Douglas have said that they will continue to produce McDonnell Douglas aircraft in response to customer demand, aerospace analysts differ as to the anticipated effect of the proposed merger on the future production of McDonnell Douglas aircraft. Approximately 25 percent of the Company's products, by revenue, are manufactured for installation on the McDonnell Douglas MD-90, MD-95 (in development), MD-80, and MD-11 aircraft programs.

In its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, McDonnell Douglas reported that it had received only 4 percent of the orders for commercial aircraft during the past year and that several of its long standing customers have recently chosen Boeing or Airbus Industrie in major competitions for a significant number of aircraft. In addition, McDonnell Douglas reported that Delta Airlines, as part of its fleet rationalization strategy, intends in time to replace all of its current fleet of 16 MD-90 aircraft, and is considering its alternatives for the 15 MD-90 aircraft it has on firm order. McDonnell Douglas reported that Delta also has many options for this aircraft. Even though it has an enforceable contract for the firm orders, McDonnell Douglas reported that it and Delta are forming a joint task force to seek a business resolution to these firm orders.

As of April 1997, 46 MD-90 aircraft had been delivered by McDonnell Douglas to its customers. Industry sources indicate that firm orders exist for 101 additional aircraft, and options and/or letters of intent exist for an additional 85 aircraft (down from 104 aircraft at the end of the prior quarter). These firm orders, options and/or letters of intent do not reflect any adjustments for the uncertainties concerning Delta's MD-90 fleet rationalization strategy discussed above. In light of low recent order activity for the MD-90 aircraft as compared to that of competitive aircraft and the anticipated merger of McDonnell Douglas and Boeing, several aerospace analysts are less than optimistic about the future of this aircraft.

At May 4, 1997, the Company's unrecovered investment on the MD-90 program was $76.7 million in inventoried preproduction and excess-over-average costs, and $18.1 million in production inventory. The Company's investment in this program is recovered over the delivery of components for the aircraft. At May 4, 1997, the Company had delivered components for 61 MD-90 aircraft and has additional firm orders for components scheduled to be delivered within the next 12 months for 39 MD-90 aircraft. Assuming these firm orders are delivered but no further orders are obtained, the Company estimates that it could incur a pre-tax loss approximating $75 million, which includes investments then remaining in preproduction and excess-over-average inventory and other potential obligations related to the program. If the Company ultimately delivers components for the firm orders, options and letters of intent that McDonnell Douglas has received (232 aircraft in total), the Company anticipates that it would recover all of its program costs and not incur a loss. In view of the uncertainty as to the number of aircraft which may be delivered, the Company decided, during the second quarter of fiscal 1997, to discontinue the recognition of profits on the MD-90 program.

The McDonnell Douglas MD-95 program is a new 100 passenger aircraft currently under development. The Company has invested $41 million for design and development costs on the

MD-95 program through May 4, 1997. The Company anticipates spending an additional $35 million for preproduction costs through mid 1999, the aircraft's scheduled Federal Aviation Administration (FAA) certification date. Most of this remaining $35 million of expenditures will occur prior to the flight test program, which is scheduled to commence in April, 1998. If the program is canceled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified and actively marketed, the amount of these costs and initial production start-up costs recovered by the Company will depend upon the number of aircraft delivered. To date, there are 50 firm orders and 50 options from the launch customer, ValuJet.

The Company continues to closely monitor the market demand for both the MD-90 and the MD-95 aircraft and to evaluate the Company's ability to recover its investment in these programs. In addition, the Company produces nacelles and/or components for many aircraft that compete with the MD-90 and MD-95, which could lessen the impact in the long term from reduced sales on these programs.

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


--------------------------------------------------------------------------------
Forward-Looking Information is Subject to Risk and Uncertainty

This document contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Actual sales in fiscal year 1997 and 1998 may be materially less than the sales projected in the forward-looking statements if the Company's customers cancel or delay current orders or reduce the rate at which the Company is building or expects to build products for such customers. The aggregate operating results that the Company will experience on the MD-90 program may differ from those projected in the forward-looking statements if the timing of the Company's sales on that program occur at a substantially different rate than currently estimated by the Company, if the Company's manufacturing performance on that program fails to improve in accordance with the learning curves currently projected by the Company, if the Company fails to resolve contractual items with its customer and suppliers as currently anticipated, if spare sales on this program are substantially different than currently projected by the Company, or if one or more suppliers to the Company on that program fail to meet their contractual obligations. The additional preproduction investment that the Company will make on the MD-95 program may differ from that projected in the forward-looking statements if the cost of MD-95 product and tooling design, tooling manufacturing and production planning exceeds the Company's estimates.
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Third Quarter Fiscal Year 1997 Compared to Third Quarter Fiscal Year 1996

Sales for the third quarter of fiscal 1997 were $249.3 million, up 22 percent from the $203.7 million reported for the third quarter of fiscal 1996. The increased sales resulted primarily from increased deliveries on a number of commercial programs, reflecting increased customer delivery schedules.

The Company's operating income for the third quarter of fiscal 1997 was $27.8 million, an operating margin of 11.2 percent. Operating income for the same period of the prior fiscal year was $18.6 million, an operating margin of 9.1 percent. Operating income has improved due to the increase in sales and the resolution of various program issues as discussed below. Operating income was adversely impacted by the discontinuance of the recognition of profit on the MD-90 program in the second quarter of fiscal 1997 due to market uncertainties as discussed in the "Outlook" section. Historically, operating results for any period, including the third quarter of fiscal 1997, have included the resolution of various program issues, the amount of which can vary from period to period. Of significance to the third quarter of fiscal 1997 was the resolution of claims against the U.S. Navy on the E3/E6 program, resulting in increased sales and operating profit of $3.5 million.

Net interest expense was $9.7 million for the third quarter of fiscal 1997 compared to $10.8 million for the same period of the prior fiscal year. Interest income increased reflecting higher levels of invested funds, while interest expense declined primarily as a result of reduced debt levels.

During the third quarter of the prior fiscal year, the Company negotiated the exchange of 600,000 shares of the Company's common stock for $5.6 million of its 7.75% Convertible Subordinated Notes due 2004. The shares of common stock issued in the exchange in excess of the shares required for conversion were valued at $0.8 million, which was expensed during the third quarter of the prior year.

Net income for the third quarter of fiscal 1997 was $10.8 million or 42 cents per share. This compares to net income of $4.1 million or 19 cents per share for the third quarter of the prior fiscal year. The charge due to the exchange of the convertible notes, as discussed above, reduced net income by $0.5 million or 2 cents per share in the third quarter of the prior fiscal year.

First Nine Months of Fiscal 1997 Compared to First Nine Months of Fiscal 1996

In the first nine months of fiscal 1997 sales increased to $664.5 million, up 24 percent from the $534.8 million reported for the first nine months of fiscal 1996. The increase in sales resulted from increased deliveries on a number of commercial programs, particularly the Airbus Industrie A320 and A340 and the McDonnell Douglas MD-90 programs.

Operating income for the first nine months of fiscal 1997 was $62.1 million, an operating margin of 9.4 percent. Operating income for the same period of the prior year was $47.1 million, an operating margin of 8.8 percent. Operating income has improved due to the increase in sales and the resolution of various program issues as discussed below. Operating income was adversely impacted by the discontinuance of the recognition of profit on the MD-90 program during the second quarter of fiscal 1997 due to market uncertainties as discussed in the "Outlook" section. Historically, operating results for any period, including the first nine months of fiscal 1997, have included the resolution of various program issues, the amount of which can vary from period to period. The first nine months of fiscal 1997 benefited from the resolution of contractual issues on the E3/E6 and Titan programs.

Net interest expense declined from $34.1 million in the first nine months of fiscal 1996 to $30.3 million in the first nine months of this fiscal year. Interest income increased due to higher levels of invested funds, while interest expense declined primarily as a result of reduced debt levels.

As discussed above, during the first nine months of the prior fiscal year, the Company incurred a charge of $4.9 million resulting from the exchange of 3.6 million shares of the Company's stock for $33.7 million of its 7.75% Convertible Subordinated Notes due 2004.

Net income for the first nine months of fiscal 1997 was $19.1 million or 76 cents per share. During the same period of the prior year, the Company reported net income of $4.8 million or 24 cents per share. The charge due to the exchange of the convertible notes reduced net income by $2.9 million or 15 cents per share in the first nine months of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On May 4, 1997, the Company had $67.4 million of cash, cash equivalents, and short-term investments. The Company has requested and received proposals from several banks for a replacement for its prior revolving credit agreement, which expired on April 25, 1997, as scheduled. The Company is evaluating these proposals in light of its requirements and expects to have a satisfactory credit agreement in place prior to any need for funds from such agreement.

Over the next several years, the Company expects to increase its investment in production inventory in connection with increased deliveries on existing programs. The Company continues to seek business opportunities which would require future investments. The Company believes that its financial resources will be adequate to meet such requirements during such period.

Net cash used in operating activities for the third quarter of fiscal year 1997 was $5.6 million compared to $18.0 million for the third quarter of the prior fiscal year. Net cash used in operating activities for the first nine months of fiscal 1997 was $6.6 million compared to $38.8 million for the same period of the prior fiscal year. Contributing to the use of cash in the first nine months of fiscal 1997 was an increase in inventory and receivables, reflecting an increased level of sales activity. Net cash provided by operations is subject to significant variations from period to period.

Contributing to cash flow from investing activities in the first nine months of fiscal 1997 was the collection of a note receivable of $20.1 million from the sale of Rohr Credit Corporation, which was completed in the fourth quarter of fiscal 1996. Cash of $11.5 million was used in investing activities for the purchase of short-term investments.

The Company's total financings declined to $541.5 million on May 4, 1997, compared to $569.2 million on July 31, 1996. Total financings decreased due to the principal payments made during the second quarter of 1997 of $12.0 million on the 9.35% Senior Notes and $8.9 million on the 9.33% Senior Notes. Total financings include balance sheet debt, a $40.0 million ongoing accounts receivable sales program, and $19.8 million of equipment leases.

Accounts receivable increased from $129.5 million on July 31, 1996, to $160.9 million on May 4, 1997. This increase is due primarily to an increase in sales. In addition, a change in customer mix and the timing of deliveries and payments from customers contributed to the increase in receivables.

The Company's net inventory increased from $382.4 million on July 31, 1996, to $414.0 million on May 4, 1997. The inventory increase is primarily due to a build-up of production inventory in preparation for higher deliveries, an increase in preproduction investment on the MD-95 program, and the reduction of advances from customers.

On October 31, 1996, the Company completed the previously announced contribution of Company common stock valued at $48.0 million to its primary pension plans. This contribution resulted in the Company's primary pension plans achieving a fully funded status on such date. This contribution, which is reflected as a prepaid asset, allowed the Company to reverse the liability and deferred asset related to the underfunded position, and to eliminate the $26.4 million charge to shareholders' equity, net of the tax benefit of $17.8 million. In addition to the stock contribution, the Company also made a cash contribution of $3.9 million during the first quarter of fiscal 1997. The pension plans' funded status is primarily impacted by discount rates (adjusted annually to reflect then prevailing market interest rates), market performance of plan assets, the granting of additional benefits, changes in actuarial assumptions, including mortality assumptions, and funding made by the Company during the year.

The Company's contribution of stock to its pension plans increased shareholders' equity by $73.9 million, net of the anticipated registration cost. This resulted in an improvement to the Company's debt-to-equity ratio to 1.5 to 1 on May 4, 1997, down from 2.2 to 1 on July 31, 1996. This improved ratio enhances the Company's ability to negotiate a new bank credit agreement (currently in process) under more favorable terms. In addition, the stock contribution improved the Company's future liquidity by reducing future cash funding requirements and also by reducing the benefit plans' annual expense due to the actuarially expected return on the increased assets and reduced future Pension Benefit Guarantee Corporation insurance premiums.

Capital expenditures for property, plant, and equipment is projected to approximate $15 million for fiscal 1997 and will be financed by internally generated cash flow.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.4 billion and $1.2 billion on May 4, 1997, and July 31, 1996, respectively. Approximately $260 million of the $1.4 billion backlog is scheduled to be delivered in the remainder of fiscal 1997. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts.

                          PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Index to Exhibits:

          *10.2   Rohr, Inc., Supplemental Retirement Plan (Restated 1997)

          *10.9   Rohr, Inc., Executive Deferred Compensation Plan

          *11.1   Calculation of Primary Net Income Per Share of Common Stock

          *11.2   Calculation of Fully Diluted Net Income Per Share of Common
                  Stock

          *27.    Financial Data Schedule (Filed with EDGAR filing only.)

     (b)  Reports on Form 8-K:
          There were no reports on Form 8-K during this period.





---------------------------

*Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROHR, INC.




May 28, 1997                                By: S/ L. A. CHAPMAN
                                                -----------------------------
                                                L. A. Chapman
                                                Senior Vice President and
                                                Chief Financial Officer





May 28, 1997                                By: S/ A. L. MAJORS
                                                -----------------------------
                                                A. L. Majors
                                                Vice President and Controller
                                                (Chief Accounting Officer)