Form 10-K
period 1997-07-31
ROHR INC
filed 1997-09-16
CIK 84801

                                     1997
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 1997            Commission File Number 1-6101

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No___
   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At September 5, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on market quotations as of that date, was approximately $682,076,515.

As of September 5, 1997, there were 25,366,613 shares of the Registrant's common stock outstanding.

                     Documents Incorporated by Reference:
                     ------------------------------------

Portions of the following documents are incorporated into this report by reference:
     1.  Part II   Registrant's Annual Report to Shareholders for fiscal year ended July 31, 1997.
     2.  Part III  Registrant's definitive Proxy Statement to be filed with the
                   Securities and Exchange Commission within 120 days after the close of the fiscal year.

================================================================================

                               TABLE OF CONTENTS
                               -----------------


                                    Part I.

                                                                            Page
                                                                            ----
Item 1.     Business......................................................     1
              General.....................................................     1
              Products....................................................     2
              Contracts...................................................     4
              Subcontractors..............................................     5
              Program Funding.............................................     6
              Principal Customers.........................................     6
              Backlog.....................................................     6
              Competition.................................................     7
              Raw Materials and Suppliers.................................     8
              Employees...................................................     8
              Environmental Matters.......................................     8
              Research and Development....................................     9
              Patents and Proprietary Information.........................     9
              Manufacturing...............................................     9
              Overhaul and Repair Facilities..............................    10
              Miscellaneous...............................................    10

Item 2.     Properties....................................................    10

Item 3.     Legal Proceedings.............................................    12

Item 4.     Submission of Matters to a Vote of Security Holders...........    15

Additional
Item        Executive Officers of the Registrant..........................    15


                                   Part II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters.....................................................    17

Item 6.     Selected Financial Data.......................................    17

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    17

Item 7a.    Quantitative and Qualitative Disclosures
              About Market Risk...........................................    17

Item 8.     Financial Statements and Supplementary Data...................    17

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    17


                                   Part III.

Item 10.    Directors and Executive Officers of the Registrant............    18
               Compliance with Section 16(a) of the Securities Exchange
               Act of 1934................................................    18

Item 11.    Executive Compensation........................................    18

Item 12.    Security Ownership of Certain Beneficial Owners and Management    18

Item 13.    Certain Relationships and Related Transactions................    18


                                   Part IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K....................................................    19


                                  SIGNATURES

            Signature Page................................................    26


                                    PART 1


ITEM 1.  BUSINESS
-----------------

General

     Rohr, Inc., (the "Company"), incorporated in Delaware in 1969, is the successor to a business originally established in 1940 under the name of Rohr Aircraft Corporation. The Company, a leading aerospace supplier, provides nacelle and pylon systems integration, design, development, manufacturing, and support services to the aerospace industry worldwide. The Company focuses its efforts on the market for commercial aircraft which seat 70 or more passengers. Its principal products include nacelles, which are the aerodynamic structures or pods that surround an aircraft's engines; thrust reversers, which are part of the nacelle system and assist in the deceleration of jet aircraft after landing; pylons (sometimes referred to as struts) which are the structures that attach the jet engines or the propulsion system to the aircraft; noise suppression systems; engine components; and structures for high-temperature environments. In addition, the Company conducts product research and development in advanced composites and metals, high-temperature materials, acoustics, and manufacturing processes for existing and future applications.

     The Company sells products and services to the major commercial airframe manufacturers (Boeing and McDonnell Douglas, which have merged, and Airbus) and to the five major jet engine manufacturers (General Electric, Pratt & Whitney, Rolls-Royce, CFM International, and International Aero Engines). In addition, the Company on several programs provides customer and product support directly to over 200 airline operators and service centers around the world, including on-site field services and the sale of spare parts. The Company also overhauls and repairs nacelles and thrust reversers for airlines operating virtually anywhere in the world.

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

     The Company has full systems integration responsibility for the complete nacelle with thrust reverser, and performs substantial manufacturing for the McDonnell Douglas MD-80, the Pratt & Whitney PW4000 series engine option for the McDonnell Douglas MD-11 and the Airbus A310 and A300-600. In some cases, while retaining full systems integration responsibility for the nacelle and thrust reverser, the Company has subcontracted certain major components. These programs include the CFM International CFM56-5 nacelle program and the International Aero Engines V2500-A5 nacelle program (excluding inlet and fan cowl), both of which engines are being competitively marketed for the Airbus A319, A320 and A321;
the CFM International-powered Airbus A340; and the International Aero Engines V2500-D5 for the McDonnell Douglas MD-90 aircraft. The company also has responsibility for the wing and tail pylon program for the McDonnell Douglas MD-11 aircraft, and has subcontracted the wing pylon manufacture and assembly.

     The Company manufactures the thrust reverser, nozzle, pylons and fan cowl for Rolls-Royce engine options for the Boeing 757; the pylon for the Pratt engine option for the Boeing 757; the nacelle without thrust reverser for the CF6-80C2, which is the General Electric engine option for the Airbus A310 and A300-600 and the McDonnell Douglas MD-11; the nacelle without thrust reverser for the CF6-80E1, which is the General Electric engine option for the Airbus A330; nacelle components, including the inlet cowl, fan cowl, and extension ring for the Boeing 737-300, -400, -500 and the inlet and fan cowl for the Boeing 737-600, -700 and -800. Major components produced by the Company for the General Electric CF6-80C2 nacelle are also used on the Boeing 747 and 767.

     The role of systems integrator, while broadening the Company's business base in the commercial aerospace industry, typically requires a substantial investment in working capital and subjects the Company to increased market risk relative to the ultimate success of such programs. In those cases where the Company has subcontracted the design and production of major components (CFM56-5, V2500, MD-90, A340 and the wing pylon for the MD-11) to foreign and domestic companies, some of the risks associated with such programs have been passed on to those subcontractors. However, the Company's performance and ultimate profitability on these programs is dependent on the performance of its subcontractors, including the timeliness and quality of their work, as well as the ability of the Company to monitor and manage its subcontractors. See "Subcontractors".

     In February 1996, BMW Rolls-Royce Aero Engines selected the Company to be the nacelle system integrator for the new MD-95 aircraft , a new 100 passenger aircraft currently under development. Delivery of development hardware was made in July 1997. The aircraft's flight test program is scheduled to commence in April 1998 and its scheduled Federal Aviation Administration certification date is mid 1999.

     The Company manufactures and sells modification kits for the re-engining of existing Boeing 727 aircraft with new Pratt & Whitney JT8D-217C/219 engines.
The program, designated the "Super 27," consists of new nacelles, struts, engine mounts and thrust reversers.

     The Company also manufactures other components for commercial jet aircraft, including the common nozzle used on the Rolls-Royce-powered versions of the Boeing 747 and 767, the aft fan case nozzle and plug for the General Electric GE 90 engine option for the Boeing 777, the common nozzle assembly used on the Rolls Royce powered Airbus A330, and the acoustical ducts and/or acoustic panels for the Pratt & Whitney engine used on the McDonnell Douglas MD-80 and the Boeing 757.

     The Company has been performing nacelle modification and integration services for Pratt & Whitney, installing Boeing 757 nacelles under a Pratt & Whitney license, on the PW2000 series engine for use on the former Soviet Union's IL-96M/T transport aircraft. Pratt & Whitney has entered into a contracts with Boeing for additional nacelles and with the Company for additional modification and integration services. The Company also provides nacelles (essentially the same as those used on the Rolls Royce powered version of the 757) to Rolls Royce for its program to install Rolls Royce engines on the former Soviet Union's TU-204 aircraft.

     Government (Military and Space).  For military aircraft, the Company
     -------------------------------
manufactures nacelle components for re-engining of existing Boeing KC-135 military aerial refueling tankers and spares components for "out of production" aircraft such as the P-3, C130, F-14 and C-5. The Company developed and has delivered the engine bay doors for the U.S. Air Force F-22 tactical fighter aircraft being built under a development contract for the U. S. Air Force . As a member of the Lockheed Martin team which was selected in July 1996 by NASA to build and fly a sub-scale demonstrator X-33 Single-Stage-to-Orbit ("SSTO") reusable launch vehicle, the Company will be responsible for the SSTO's thermal protection system.

     Spares.  The Company sells spare parts for both military and commercial
     ------
aircraft, including those for aircraft in use but no longer in production and such sales were approximately $187.2 million in fiscal 1997, $178.5 million in fiscal 1996, and $142.5 million in fiscal 1995.

     Under several major programs, the Company sells spare parts directly to airlines (although on certain programs, royalty payments are required). On these programs the Company also provides technical and product support directly to the airlines. On other programs, the Company sells such spares to the airframe or engine manufacturer who then resells them to the airlines together with manuals and product support. The Company's direct sales of spare parts to the airlines are expected to increase in the future as nacelle programs on which the Company sells spare parts directly to the airlines mature and as the aircraft using those nacelles age. Generally, the Company earns a higher margin on the direct sale of spare parts to airlines than it does on the sale of spare parts to prime contractors (for resale to the airlines). Prices for direct spare part sales are higher than prices for spare parts sold to prime contractors, in part, because of additional costs related to the technical and customer support activities provided to the airlines.

Contracts

     Most of the Company's major commercial contracts establish a firm unit price, subject to cost escalation, over a number of years or deliveries or, in
certain cases, over the life of the related program.   Life-of-program
agreements generally entitle the Company to work as a subcontractor on the program during the entire period the customer produces its aircraft or engine. While the customer retains the right to terminate these long-term and life-of-program arrangements, there are generally significant costs for doing so. Although most of the Company's contracts are long-term, fixed-price contracts, from time to time, the Company has experienced pressures from customers to reduce prices.

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

     On its longer-term contracts, the Company bases initial production prices on estimates of the average cost for a block of the units which it believes will be ordered over a specified period of time. Generally, production costs on initial units are substantially higher during the early years of a new contract or program, when the efficiencies resulting from learning are not yet fully realized, and decline as the program matures. Learning typically occurs on a program as tasks and production techniques become more efficient through repetition of the same manufacturing operation and as management implements actions to simplify product design and improve tooling and manufacturing techniques. If the customer orders fewer than the expected number of units within a specified time period, certain of the Company's contracts have repricing clauses which increase the prices for units that have already been delivered. However, other contracts do not include such repricing provisions and force the Company to bear certain market risks (such as the MD-90, MD-95 and the 737). The Company analyzes the potential market for the products under such contracts and agrees to prices based on its estimate of the average estimated costs for the units it expects to deliver under the program.

     Some of the Company's contracts have provided for the recovery of a specified amount of nonrecurring, pre-production costs, consisting primarily of design and tooling costs. In some cases, a significant portion of such pre-production costs have been advanced by the customer. However, in negotiating several contracts, the Company has agreed to defer recovery of pre-production costs and instead to recover a certain amount of such costs with the sale of each production unit over an agreed number of production units plus spares equivalents. In addition, on several of these contracts, based on its analysis of the potential market for the products covered by such contracts, the Company agreed to amortize pre-production costs over a number of units which was larger than the anticipated initial fabrication orders without the protection of a repricing clause or guaranteed quantities of orders. On other commercial contracts, the Company receives advance payments with orders, or other progress or advance payments, which assist the Company in meeting its working capital requirements for inventories. In addition, to reduce such funding requirements and, in certain cases, market risks, the Company has subcontracted substantial portions of several of its programs. See "Subcontractors".

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

     Incident to the manufacture and sale by the Company of its products, the Company is subject to possible liability by reason of (i) warranties against defects in design, material and workmanship; (ii) potential product liability responsibility arising out of the use of its products; and (iii) strict liability arising from the disposal of certain wastes covered by environmental protection laws. The Company also has varying contractual obligations to maintain the ability to produce and service spare parts as long as there are specified numbers of aircraft still in operation. In addition, the Company's contracts provide remedies ranging from actual damages to specified daily penalties for late deliveries of products.

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

     In some cases, a significant portion of the pre-production costs have been advanced by the customer. However in other cases, the Company has agreed to defer recovery of pre-production costs and instead to recover a certain amount of such costs with the sale of each production unit over an agreed number of production units plus spares equivalents. On some commercial contracts, the Company receives advance payments with orders, or other progress or advance payments, which assist the Company in meeting its working capital requirements for inventories. On government contracts, the Company receives progress payments for both pre-production and inventory costs. To reduce both its pre-production funding requirements and the build-up of program inventories, the Company has entered into agreements with subcontractors to provide a portion of the program funding needs and has subcontracted to these entities substantial portions of many of its programs. See "Subcontractors." Advances and progress payments have varied in the past and are subject to change in the future based on changes in both commercial and government procurement practices and governmental regulations. Any future change could affect the Company's need for program funding.

     Accounts receivable balances vary in accordance with various payment terms and other factors including the periodic receipt of large payments from customers for reimbursement of non-recurring costs or for amounts which had been deferred pending aircraft certification.

     The Company's primary sources of program funding have been funds generated from operations and borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in the Company's 1997 Annual Report to Shareholders.

Principal Customers

     For a discussion of the Company's sales to its principal customers, see "Notes to the Consolidated Financial Statements" in the Company's 1997 Annual Report to Shareholders, Note 3--"Accounts Receivable--Sales."

Backlog

     The Company's backlog is significant to its business because the production of most Company products involves a long lead time from order to shipment date. Firm backlog represents the sales price of all undelivered units covered by customer orders. Firm backlog includes units ordered by a customer although the Company and the customer have not yet agreed upon a sales price. In such cases, the Company records in backlog an amount it believes) is a reasonable price estimate.

     The Company's firm backlog at July 31, 1997, was approximately $1.5 billion, compared to $1.2 billion at July 31, 1996. Of such backlog, approximately $950 million is scheduled for delivery on or before July 31, 1998, with the balance to be delivered in subsequent periods. A portion of the Company's expected sales for fiscal 1998 is not included in firm backlog.

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

Competition

     The Company's principal competition is Boeing (which, in addition to being a significant customer to the Company, also manufactures nacelle systems and pylons for its own aircraft), other significant aerospace corporations which have development and production experience with respect to portions of the nacelle system, and the companies to whom the Company has subcontracted various components and who could (and have) bid on contracts in competition with the Company.

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

Raw Materials and Suppliers

     The principal raw materials used by the Company are sheet, plate, rod, bar, tubing, and extrusions made of aluminum, steel, Inconel and titanium; electrical wire; rubber; adhesives; and advanced composite products. The principal purchased components are aircraft engine equipment, custom machined parts, sheet metal details, and castings and forgings. All of these items are procured from commercial sources. Supplies of raw materials and purchased parts historically have been adequate to meet the requirements of the Company. However, from time to time, including currently, shortages have been encountered, particularly during periods of high industry production and demand. While the Company endeavors to assure the availability of multiple sources of supply, there are many instances in which, either because of a customer requirement or the complexity of the item, the Company may rely on a single source. The failure of any of these single source suppliers or subcontractors to meet the Company's needs could seriously delay production on a program. The Company monitors the delivery performance, product quality and financial health of its critical suppliers, including all of its single source suppliers.

Employees

     At July 31, 1997, the Company had approximately 4,600 full-time employees, of whom approximately 1,380 were represented by the International Association of Machinists and Aerospace Workers under agreements which expire on February 15, 2000; approximately 170 were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America under an agreement which expires on October 29, 2000; and approximately 20 were represented by the International Union of Operating Engineers under an agreement which expires on June 25, 2000. The Company considers its relationship with its employees generally to be satisfactory.

Environmental Matters

     As an international aerospace manufacturing corporation, the Company is subject to foreign, federal, state and local laws and regulations that limit the discharge of pollutants into the air, soil and water and establish standards for the treatment, storage and disposal of hazardous wastes. If the Company were to violate or otherwise to have liability pursuant to any of these laws or regulations, it could be subject to judicial or administrative enforcement proceedings requiring the Company to investigate the nature and extent of any pollution it caused, to remediate such pollution, to install control devices in its manufacturing facilities to reduce the amount of pollutants entering the environment and to otherwise respond to orders and requests of the courts and the various regulatory agencies. These proceedings could result in the Company expending additional funds to satisfy judicial or regulatory decisions. The Company does not believe that its environmental risks are materially different from those of comparable manufacturing companies. Nevertheless, the Company cannot provide assurances that environmental laws will not adversely affect the Company's operations and financial condition in the future. Environmental risks are generally excluded from coverage under the Company's current insurance policies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters" and "Notes to the Consolidated Financial Statements, Note 8, Commitments and Contingencies," in the Company's 1997 Annual Report to Shareholders. See, also, Item 3, "Legal Proceedings," in this report.

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

     Most of its product development is funded through regular production contracts and other agreements, several of which are funded by the U.S. government. The Company developed the world's first all composite nacelle and its large cascade thrust reverser under such contracts. The Company also performs self-funded research and development through which it developed proprietary products which reduce noise and prevent ice formation on nacelles.

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

Overhaul and Repair Facilities

     The Company has four overhaul and repair facilities which give it the capability to overhaul and repair nacelles and thrust reversers for airlines operating virtually anywhere in the world The facilities are located in Fairhope, Alabama; Toulouse, France; Prestwick, Scotland; and Singapore. The Singapore facility is jointly owned by the Company and Singapore Aerospace Manufacturing Pte., Ltd.

Miscellaneous

     No material portion of the Company's business is considered to be seasonal.

ITEM 2.  PROPERTIES
-------------------

     All owned and leased properties of the Company are generally well maintained, in good operating condition, and are generally adequate and sufficient for the Company's business. The Company's properties are substantially utilized; however, the Company does have excess manufacturing capacity. All significant leases are renewable at the Company's option on substantially similar terms, except for increases of rent which must be negotiated in some cases.

     The following table sets forth the location, principal use, approximate size and acreage of the Company's major production facilities. Those which are owned by the Company and its subsidiaries are owned free of material encumbrances, except as noted below:

                                                           Owned                     Leased
                                               --------------------------   --------------------------
                                               Approximate                  Approximate
                                               Square Feet                  Square Feet
                                 Type of       of Facility    Approximate   of Facility    Approximate
     Location                  Facility(1)        (000)         Acreage        (000)         Acreage
     --------                  -----------     -----------    -----------   -----------    -----------

ALABAMA
     Fairhope(2)............    A,B                 123           70.6            --            --
     Foley(2)...............    A,B                 343          163.7            --            --
ARKANSAS
     Arkadelphia(3).........    A,B                 224           65.2            --            --
     Heber Springs(2).......    A,B                 153           70.5            --            --
     Sheridan(2)............    A,B                 149           78.0            --            --
CALIFORNIA
     Chula Vista............    A,B,C,D           2,743           97.5            12          57.5
     Riverside..............    A,B,C,D           1,159           75.3             4            --
FRANCE
     Toulouse/St. Martin....    A,B,C               132            7.0            18           3.2
     Toulouse/Gramont(2)....    A,B                 170           23.0            --            --
GERMANY
     Hamburg................    A,B                  28            5.3            --            --
MARYLAND
     Hagerstown.............    A,B                 423           55.7            --            --
SCOTLAND
     Prestwick..............    A,B                  --             --            58            --
SINGAPORE
     Singapore(4)...........    A,B                  44             --            --           2.3
TEXAS
     San Marcos.............    A,B                 172           55.0            --            --
                                                  -----          -----          ----          ----
     Approximate Totals.....                      5,863          766.8            92          63.0

_____________

(1) The letters indicated for each location describe the principal activities conducted at that location:
        A-Office
        B-Manufacturing
        C-Warehouse
        D-Research and Testing
(2)  Subject to a capital lease
(3) The completion of construction of this facility has been deferred. The Company has taken an impairment write down on the facility.
(4) This facility is jointly owned by the Company and Singapore Aerospace Manufacturing Pte., Ltd.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     A. Accounts receivable and inventories include estimated recoveries on constructive change claims that the Company has asserted with respect to costs it incurred as a result of government imposed redefined acceptance criteria on the Grumman F-14 subcontract and the Company filed Appeal No. 47139 (filed February 7, 1994) before the Armed Service Board of Contract Appeals ("ASBCA"). In the above appeal the Company's customer is the sponsor of the claims, the U.S. Navy is the defendant and the Company is claiming monetary damages. Management believes that the amounts reflected in the financial statements are within the range of estimates of the amounts for which this matter will be resolved. The resolution of this matter may take more than one year. See "Notes to the Consolidated Financial Statements, Note 3", contained in the Company's 1996 Annual Report to Shareholders.

     B. In June 1987, the U.S. District Court of Los Angeles, in U.S. et al. vs. Stringfellow (United States District Court for the Central District of California, Civil Action No. 83-2501 (JMI)), granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This suit, along with related lawsuits, alleges that the defendants are jointly and severally liable for all damage in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusion of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing." In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability.
The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65% to the State of California and 10% to the Stringfellow entities, leaving 25% to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28% depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95% share for the State of California, and 5% for the Stringfellow entities, leaving 0% for the generator/counterclaimants. The special master's recommendation was substantially approved by the federal judge but that decision is subject to a final appeal. The Company and other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, ultimately are found to be responsible. Notwithstanding, CERCLA liability is sometimes allocated among hazardous waste generators who used a waste disposal site based on the volume of hazardous waste they disposed of at the site. The Company is the second largest generator of wastes disposed at the site by volume, although it and certain other generators have argued the final allocation among generators of their shares of cleanup costs should not be determined solely by volume. The largest generator of wastes disposed at the Stringfellow site, by volume, has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers. The Company intends to continue to defend vigorously these matters and believes, based on currently available information, that the ultimate resolutions of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company has reached settlements with its primary comprehensive general liability insurance carriers concerning the Stringfellow site and has retained the right to file future claims against its excess carriers.

     C. In December 1989, the Maryland Department of the Environment ("MDE") served the Company with a Letter and Consent Order No. CO-90-093. The Consent Order calls for investigation and remediation of chemicals detected in soil and ground water at the Company's bonding facility in Hagerstown, Maryland. The Company and MDE subsequently negotiated a mutually acceptable Consent Order under which the Company has developed a work plan to determine the nature and extent of the pollution at the bonding plant. The Company had acquired the bonding plant from Fairchild Industries, Inc. ("Fairchild"), in September 1987 and Fairchild had agreed to retain responsibility for and to indemnify the Company against any claims and fees in connection with any hazardous materials or pollutants released into the environment at or near the bonding plant or any other property before the closing date of the sale. On March 11, 1993, the Company and Fairchild executed a settlement agreement pursuant to which Fairchild substantially reimbursed the Company for past costs relating to environmental investigations at the bonding plant. The parties also agreed on a procedure to perform the work required under the MDE Consent Order. On
February 21, 1997, the Company and Fairchild jointly submitted to MDE a Study Area Feasibility Report. MDE has responded favorably to the report but
requested some additional groundwater sampling.   Based on currently available
information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     D. In July 1994, the Department of Toxic Substances Control of the State of California Environmental Protection Agency ("DTSC") filed an action against the Company and other individuals and companies in the U. S. District Court for the Eastern District of California, Case No. CV-F-94-5683-GEB DLB, seeking, among other things, recovery of response costs approximating $1.3 million plus interest and attorney fees. The demand for payment, which is joint and several, is for expenses allegedly incurred by DTSC personnel in the oversight of the cleanup of the Rio Bravo deep injection well disposal site in Shafter, California. The cleanup is currently being conducted by a group of cooperating potentially responsible parties ("PRPs"), including the Company ("the Cooperating PRPs"). In January 1996, the DTSC and the Cooperating PRPs settled the monetary claim for a reduced amount. In addition, the Cooperating PRPs have agreed to plug and abandon the deep injection well which will resolve the last remaining cleanup issues. In April 1997, DTSC certified completion of the remediative action conducted at the site. In July 1997, DTSC made a demand of
$30,000 on the PRPs for oversight costs related for the site.   Based on
currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     E. During fiscal 1993, Region IX of the United States Environmental Protection Agency ("EPA") named the Company as a generator of hazardous wastes that were transported to the Casmalia Resources Hazardous Waste Management Facility (the "Casmalia Site") in Casmalia, California. In July 1996, the Company and approximately 50 other cooperating generators executed a Consent Decree and an Administrative Order on Consent which obligated the cooperating generators to perform, jointly and severally, certain responsive actions at the Casmalia Site prior to the entry of the Consent Decree. Since the entry of the Consent Decree, the cooperating generators (including the Company) have agreed to perform certain remedial actions at the site. The Company does not yet know the ability of all other PRPs at this site, which include companies of substantial assets and equity, to fund their allocable share. Some PRPs have made preliminary estimates of cleanup costs at this site of approximately $60 to $70 million and the Company's share (based on estimated, respective volumes of discharge into such site by all generators, all of which cannot now be known with certainty) could approximate $2.0 million. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     F. By letter dated July 14, 1994, the Company was notified by the State of Washington's Department of Ecology that the Department believes the Company to be a "potentially liable person" ("PLP") under the Model Toxics Control Act of the Revised Code of Washington. The Company is alleged to have arranged for the disposal or treatment of a hazardous substance or arranged with a transporter for disposal or treatment of a hazardous substance at a facility in Washington known as the Yakima Railroad Area. The Department has made a written determination that the Company is a PLP. In June 1996, the Department advised the Company that it has been drafting a uniform settlement offer to be extended individually to the PLPs, specifically, those who, like the Company, allegedly shipped carbon to the site. In December, 1996, the Company and the Department settled this matter based on pounds of carbon the Company shipped to the site.

     G. In July 1996 the United States Environmental Protection Agency ('EPA") advised the Company that it was working under the Superfund program to investigate and clean up contamination from hazardous substances, particularly polychlorinated biphenyls (PCBs), volatile organic compounds (VOCs), and waste oils from the Hayford Bridge Groundwater Superfund Site located in St. Charles, Missouri. The EPA further advised the Company that business records from the site operator indicated that the Company sent materials to the facility for services which may have included recycling, reclamation, generation, disposal, treatment, storage, chemical processing, manufacture or other handling. The EPA further requested that the Company respond to an information request concerning the Company's use of the facility between 1963 and 1989. In June 1997, the Company and EPA executed a Settlement Agreement based on the number of pounds of material allegedly sent by the Company to the site.

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

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------

     As of September 15, 1997, the executive officers of the Company, in addition to R. H. Rau, President and Chief Executive Officer, referred to at
Item 10, Part III, were as follows:

         Laurence A. Chapman, Senior Vice President and Chief Financial Officer, age 48, joined the Company in May 1994. Prior to that and since 1981, he worked for Westinghouse Electric Company ("Westinghouse"). He had been the Vice President and Treasurer of Westinghouse since January 1992. He was previously the Chief Financial Officer of Westinghouse Financial Services, Inc., a wholly-owned subsidiary of Westinghouse. Prior to that, Mr. Chapman held positions in Corporate Finance and Corporate Planning with Westinghouse.

         John R. Johnson, Senior Vice President, Programs, Technical Resources, and Quality Assurance, age 60, has served in his present position since January 1994. Prior to that and since September 1979, he has served in other senior management positions, including Senior Vice President, Programs and Support from March 1993 to January 1994; Vice President, Government Business from February 1990 to February 1993; Vice President, Planning from May 1989 to February 1990; and Vice President, Manufacturing, Chula Vista, from April 1986 to May 1989. He joined the Company in September 1979.

         Richard W. Madsen, Vice President, General Counsel and Secretary, age 58, has served in his present position since December 5, 1987. Prior to that and since August 1979, he served as Secretary and head of the legal function, and has been an employee of the Company since 1974.

         Alvin L. Majors, Vice President and Controller (Chief Accounting Officer), age 57, has served in his present position since May 1989. Prior to that and since December 1987 he served as the Company's Controller. Prior to that and since 1971, he has served in other senior management positions. He has been an employee of the Company since 1971.

         David R. Watson, Senior Vice President - Customer Support and Business Development, age 46, has served in his present position since March 1994, assuming the title of Senior Vice President in June 1994. Prior to that and since May 1991, he served as Vice President, Commercial Programs. In May 1989, he assumed the position of Vice President and General Manager of the Company's Riverside facility. He has been an employee since February 1988 when he joined the Company as Vice President, Quality Assurance.

         Graydon A. Wetzler, Senior Vice President, Operations, age 55, has served in his present position since January 1994. Prior to that and since July 1993, he served as Vice President, Technical and Quality Assurance. From November 1990 to July 1993, he served as Vice President Quality/Product Assurance. From April 1987 to November 1990, he served as Vice President - Management Information Systems. He has served in other senior management positions. He has been an employee of the Company since 1979.

     The terms of office of Messrs. Chapman and Madsen expire on December 6, 1997. The initial three-year term of Mr. Rau's Employment Agreement terminated on July 31, 1996; however, the agreement is automatically extended for successive periods of one year each unless the Board of Directors gives one year's advance written notice of its intention to terminate the agreement. The other executive officers named above serve at the pleasure of the Chief Executive Officer.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company has not paid a cash dividend since 1975. The Company is restricted from paying cash dividends by the indenture governing its 11 5/8% Senior Notes until its fixed charge coverage ratio exceeds 2.25 to 1 and by the agreement governing its 9.33% and 9.35% Senior Notes until its ratio of debt to tangible net worth is less than 2.5 to 1. The Company does not currently meet these ratios.

     Other information required by this Item is set forth in the section headed "Rohr Profile" in the Registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information required by this Item is set forth in the section headed "Selected Financial Data" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information required by this Item is set forth in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     The information required by this Item is set forth in "Footnote 1 -- Summary of Significant Accounting Policies" and "Footnote 4 -- Inventories" in the "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The information required by this Item is set forth in the section headed "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required under this Item is set forth in the section headed "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders for fiscal year ended July 31, 1997, and such information is incorporated herein by reference. See also "Additional Item" at
Part I of this report.

Compliance with Section 16(a) of The Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than 10-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that, during fiscal year 1997, all filing requirements applicable to its officers, directors, and greater than 10-percent beneficial owners were met.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this Item is set forth in the section headed "Executive Compensation and Other Information" and in the section headed "Directors' Beneficial Ownership and Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders for fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this Item is set forth in the table headed "Beneficial Ownership of Shares" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders for fiscal year ended July 31, 1997, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     There is no information required to be submitted by the Company under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     The following consolidated financial statements of the Company and consolidated subsidiaries, included in the Company's 1997 Annual Report to Shareholders, are incorporated by reference in Item 8:

     (a)  1.  Financial Statements
              --------------------

                 Consolidated Balance Sheets at July 31, 1997, and 1996

                 Consolidated Statements of Operations for Years Ended July 31, 1997, 1996, and 1995

                 Consolidated Statements of Shareholders' Equity for Years Ended July 31, 1997, 1996, and 1995

                 Consolidated Statements of Cash Flows for Years
                 Ended July 31, 1997, 1996, and 1995

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
              -----------------

          3.1 Restated Certificate of Incorporation of Rohr Industries, Inc., dated December 7, 1985, incorporated herein by reference to Exhibit 3.1, filed with Form 10-K for fiscal year ended July 31, 1986.

          3.2 Certificate of Designations of Series C Junior Participating Cumulative Preferred Stock $1.00 Par Value of Rohr Industries, Inc., dated August 15, 1986, incorporated herein by reference to Exhibit 3.2, filed with Form 10-K for fiscal year ended July 31, 1986.

          3.3 Certificate of Amendment to Restated Certificate of Incorporation, dated December 9, 1986, incorporated herein by reference to Exhibit 3.3, filed with Form 10-K for fiscal year ended July 31, 1987.

          3.4 Certificate of Amendment to Restated Certificate of Incorporation, dated December 10, 1991, incorporated herein by reference to Exhibit II, filed with Form 8-K dated as of December 7, 1991.

          3.5 Bylaws, as amended December 3, 1994, incorporated herein by reference to Exhibit 3.8, filed with Form 10-Q for period ended January 29, 1995.

          4.1 Indenture, dated as of March 1, 1987, between Rohr Industries, Inc., and Bankers Trust Company, trustee, relating to 9 1/4% subordinated debentures, incorporated herein by reference to Exhibit 4.1, filed with Form 10-Q for period ended May 2, 1993.

          4.2 Indenture, dated as of October 15, 1987, between Rohr Industries, Inc., and Bankers Trust Company, trustee, relating to 7% convertible subordinated debentures, incorporated herein by reference to Exhibit 4.2, filed with Form 10-Q for period ended May 2, 1993.

          4.3 Indenture, dated as of May 15, 1994, between Rohr, Inc., and IBJ Schroder Bank and Trust Company, trustee, relating to 11 5/8% senior notes, incorporated herein by reference to
                   Exhibit 4.5, filed with Form 10-Q for period ended May 1,
                   1994.

          4.4 Indenture, dated as of May 15, 1994, between Rohr, Inc., and The Bank of New York, trustee, relating to 7 3/4% convertible subordinated notes, incorporated herein by reference to
                   Exhibit 4.6, filed with Form 10-Q for period ended May 1,
                   1994.

          4.5 Amended and Restated Note Agreement, dated as of January 1, 1996, relating to the 9.35% Series A Senior Notes due January 29, 2000, the 9.35% Series B Senior Notes due January 29, 2000, and the 9.33% Series C Senior Notes due December 15, 2001, incorporated herein by reference to Exhibit 4.5.2, filed with Form 10-Q for period ended January 28, 1996.

         *4.5.1 First Amendment to Amended and Restated Note Agreement dated as of July 31, 1997, relating to the 9.35% Series A Senior Notes due January 29, 2000, the 9.35% Series B Senior Notes due January 29, 2000, and the 9.33% Series C Senior Notes due December 15, 2001.

          4.7 Amended and Restated Rights Agreement, dated as of April 6, 1990, incorporated herein by reference to Item 7 of Form 8-K dated as of April 6, 1990.

          4.7.1 Amendment No. 1 to Amended and Restated Rights Agreement, incorporated herein by reference to Exhibit 4.7, filed with Form 10-Q for period ended January 28, 1996.

         10.1 Rohr, Inc., Directors Retirement Plan, as amended through the Seventh Amendment, incorporated herein by reference to Exhibits 10.1 through 10.7, as set forth in Form 10-K for fiscal year ended July 31, 1994.

         10.2 Rohr, Inc., Supplemental Retirement Plan (Restated 1997), incorporated herein by reference to Exhibit 10.2, as set forth in Form 10-Q for the quarterly period ended May 4, 1997.

         10.3 Rohr, Inc. 1991 Stock Compensation for Non-Employee Directors, incorporated by reference to Exhibit 10.5, filed with Form 10-K for fiscal year ended July 31, 1992.

         10.4      Rohr Industries, Inc., Management Incentive Plan (Restated
                   1982), as amended through the Fifteenth Amendment, incorporated herein by reference to Exhibits 10.4.1 through 10.4.15, as set forth in Form 10-K for fiscal year ended July 31, 1994.

         10.4.1 Sixteenth Amendment to Rohr, Inc. Management Incentive Plan (Restated 1982), dated June 7, 1996, incorporated herein by reference to Exhibit 10.4.1, filed with Form 10-K for fiscal year ended July 31, 1996.

         10.4.2 Seventeenth Amendment to Rohr Industries, Inc. Management Incentive Plan (Restated 1982), dated September 13, 1996, incorporated herein by reference to Exhibit 10.4.2, filed with form 10-K for fiscal year ended July 31, 1996.

         10.5 Rohr Industries, Inc., 1988 Non-Employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.17, filed with Form 10-K for fiscal year ended July 31, 1989.

         10.7 Employment Agreement with Robert H. Rau, incorporated herein by reference to Exhibit 10.12, filed with Form 10-Q for period ended May 2, 1993.

         10.7.1 First Amendment to Employment Agreement with Robert H. Rau, incorporated herein by reference to Exhibit 10.7.1, filed with Form 10-K for fiscal year ended July 31, 1996.

         10.8 Employment Agreement with L. A. Chapman, incorporated herein by reference to Exhibit 10.12, filed with Form 10-K for fiscal year ended July 31, 1994.

         10.9 Rohr, Inc., Executive Deferred Compensation Plan incorporated herein by reference to Exhibit 10.9, filed with Form 10-Q, for quarterly period ended May 4, 1997.

         10.14 Lease Agreements, dated as of September 14, 1992, by and between Rohr, Inc., as lessor, and State Street Bank and Trust Company of California, National Association and W. Jeffrey Kramer, Trustees, as lessee, incorporated herein by reference to Exhibit 10.22, filed with Form 10-K for fiscal year ended July 31, 1992.

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

        *10.15.10  Seventh Amendment Agreement, dated as of July 18, 1997, to
                   Sublease Agreement, dated as of September 14, 1992.

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

        *11.1      Calculation of Primary Earnings per Share.

        *11.2      Calculation of Fully Diluted Earnings per Share.

        *13 Annual Report to Shareholders for fiscal year ended July 31, 1997. (The Annual Report, except for the portions thereof which are expressly incorporated by reference in the Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)

        *23.       Consent of Deloitte & Touche.

        *23.1      Deloitte & Touche Preferability Letter.

        *27.       Financial Data Schedule.  (Filed with EDGAR filing only.)

     (b)  Reports on Form 8-K for Fourth Quarter of Fiscal 1997
          -----------------------------------------------------

          There were no reports on Form 8-K filed by the Company for the fourth quarter of fiscal 1997.

     (c)  Exhibits required by Item 601 of Regulation S-K
          -----------------------------------------------

          See Subparagraph (a) above.

     (d)  Financial Statements required by Regulation S-X
          -----------------------------------------------

          See Subparagraph (a) and (b) above.

-------------
*  Exhibits filed with this report.

                         INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Rohr, Inc.:



We have audited the accompanying consolidated balance sheets of Rohr, Inc. and its subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted audition standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rohr, Inc. and its subsidiaries as of July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements in fiscal 1997, the Company changed its accounting principle related to long-term contracts and retroactively restated the fiscal 1996 and 1995 financial statements for the change.

San Diego, California
September 11, 1997

                         ROHR, INC., AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996, AND 1995
                            (dollars in thousands)

                                         Charged                   Balance
                          Balance at     to Costs                  at
                          beginning of   and         Accounts      end of
                          period         Expenses    written off   period
                          ------------   --------    -----------   -------

Reserve for bad debts:
       1997                 $13,050       $  --        $(4,700)    $ 8,350
       1996                  12,922         128             --      13,050
       1995                  21,422          --         (8,500)     12,922

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ROHR, INC.
                                       (Registrant)


                                          /s/ R. H. RAU
                                       By:______________________________________
                                          R. H. Rau
                                          President and Chief Executive Officer


                                          /s/ L. A. CHAPMAN
                                       By:______________________________________
                                          L. A. Chapman
                                          Senior Vice President and Chief
                                          Financial Officer


                                          /s/ A. L. MAJORS
                                       By:______________________________________
                                          A. L. Majors
                                          Vice President and Controller
                                          (Chief Accounting Officer)



Date:  September 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                            Date
       ---------                    -----                            ----

/s/ W. BARNES
_______________________            Director                   SEPTEMBER 15, 1997
W. Barnes


/s/ E. E. COVERT
_______________________            Director                   SEPTEMBER 15, 1997
E. E. Covert


/s/ D. C. CREEL
_______________________            Director                   SEPTEMBER 15, 1997
D. C. Creel


/s/ S. F. IACOBELLIS
_______________________            Director                   SEPTEMBER 15, 1997
S. F. Iacobellis


/s/ V. N. MARAFINO
_______________________            Director                   SEPTEMBER 15, 1997
V. N. Marafino


/s/ D. LARRY MOORE
_______________________            Director                   SEPTEMBER 15, 1997
D. Larry Moore


/s/ R. M. PRICE
_______________________            Director                   SEPTEMBER 15, 1997
R. M. Price


/s/ R. H. RAU
_______________________            Director                   SEPTEMBER 15, 1997
R. H. Rau


/s/ W. P. SOMMERS
_______________________            Director                   SEPTEMBER 15, 1997
W. P. Sommers


/s/ J. R. WILSON
_______________________            Director                   SEPTEMBER 15, 1997
J. R. Wilson