Form 10-K/A
period 1997-03-31
ROHR INC
filed 1997-10-28
CIK 84801

                                     1997
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Title of each class               Name of each exchange on which registered
 Common Stock, $1 par value                      New York Stock Exchange
                                                 Pacific Stock Exchange
                                                 The Stock Exchange, London

 7% Convertible Subordinated                     New  York Stock Exchange
 Debentures due 2012                             Pacific Stock Exchange
                                                 The Stock Exchange, London

 7-3/4% Convertible Subordinated Notes due 2004  New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  The Company presently has ten directors. The members of the Board of Directors, with information furnished to the Company by them as of October 10, 1997, are as follows:


              Directors with Terms Expiring in 1997



                  DIANE C. CREEL


                  Ms. Creel, age 48, has served as the Chief Executive Officer and President of Earth Tech, an international consulting engineering firm headquartered in Long Beach, California, since January 1993. Prior thereto, she served as Chief Operating Officer of Earth Tech since 1987. Before joining Earth Tech, Ms. Creel was director of business development and communications for CH2M Hill from 1978-1984. Prior to that, Ms. Creel was manager of communications for Caudill Rowlett Scott, Houston, Texas from 1976 to 1978, and director of public relations for LBC&W, Architects-Engineers-Planners, Columbia, South Carolina from 1971 to 1976. Ms. Creel currently serves on the Board of Directors of Allegheny Teledyne, Inc.; the Corporations and Trusts which comprises the Fixed Income Fund of the American Funds Group; Glendale Federal Bank and Golden State Bancorp Inc. Ms. Creel became a Director of the Company on April 4, 1997. She serves on the Board of Advisors of the Enterpreneurial Studies Center at the Anderson Graduate School of Management, UCLA. She is also a member of the Air Force Small and Women-Owned Business Council and the Harvard Environmental Health Council.


                  VINCENT N. MARAFINO

                  Mr. Marafino, age 67, retired as Executive Vice President of Lockheed Martin Corporation on January 1, 1996, a position he assumed in March 1995 upon the completion of the merger of Lockheed Corporation and Martin Marietta Corporation. Prior to the merger, he served as Vice Chairman of the Board and Chief Financial and Administrative Officer for Lockheed Corporation, having been elected to those positions in August 1988. Mr. Marafino became Lockheed's Chief Financial Officer in 1977 and was elected to its Board of Directors in 1980. He is a member of the Board of Lockheed Martin Corporation. Mr. Marafino became a director of the Company in December 1995. He is also a director of Airport Group International, Inc., and Holy Cross Health System.

                  ROBERT M. PRICE

                  Mr. Price, age 67, is currently serving as an Executive-In-Residence at the Fuqua School of Business, Duke University in Durham, N.C., since May 1991. From May, 1996 until January 1997, he served as interim Chief Executive Officer and Chairman of the Board of International Multifoods. He has been a business consultant to a number of major American corporations since May 1990, when he retired as Chairman of Ceridian (formerly Control Data Corporation), Minneapolis, Minnesota. He was named President and Chief Operating Officer of Control Data Corporation in 1980 and Chairman and Chief Executive Officer in 1986. He is also a director of Public Service Co. of New Mexico, Albuquerque, New Mexico; Fourth Shift Corporation, Minneapolis, Minnesota; Affinity Technology, Columbia, South Carolina; International Multifoods, Inc., Minneapolis, Minnesota; and Tupperware Corp., Orlando, Florida. Additionally, he is a Chairman of the National Center for Social Entrepreneurs and a member of Duke University's Fuqua School of Business Board of Visitors. He became a director of the Company in June 1991.


              Directors with Terms Expiring in 1999

                  SAM F. IACOBELLIS

                  Mr. Iacobellis, age 68, was the Executive Vice President and Deputy Chairman for Major Programs at Rockwell International, a diversified high-tech, global corporation engaged in the research, development and manufacture of a wide range of products for commercial and government markets, from June 1993 to March 1995, when he retired. Prior to that and since July 1989, he served as Executive Vice President and Co-Chief Operating Officer of that company. Before that, he was President--Aerospace Operations. He joined North American Aviation, a predecessor of Rockwell, in 1952. Mr. Iacobellis was also co-founder and Chairman of the Board of the Warner Center Bank in Woodland Hills, California, from its inception in 1981 until 1990 when it was merged with the City National Corporation and a former member of the Board of Governors and Executive Committee of the Aerospace Industries Association. In 1997, he was elected the 1998 President of the American Institute of Aeronautics of Astronautics (AIAA). He is currently a member of the Board of Directors of the AIAA, the U.S. Space Foundation, the Los Angeles Area Chamber of Commerce, the California Chamber of Commerce, the UCLA Board of Visitors, the California State University Foundation, and the California Business Roundtable.

                  ROBERT H. RAU

                  Mr. Rau, age 61, was elected President and Chief Executive Officer of the Company in April 1993. Prior to joining the Company, Mr. Rau was an Executive Vice President of Parker Hannifin Corporation and, for the ten years prior to 1993, had served as President of the Parker Bertea Aerospace segment of Parker Hannifin. Parker Bertea designs and produces a broad line of hydraulic, fuel and pneumatic systems and components for commercial, military and general aviation aircraft. He joined Parker Hannifin in 1969 and held positions in finance, program management and general management. Mr. Rau has extensive experience in the aerospace industry. Mr. Rau is a member of the Board of Directors of Primex Technologies, Inc. In addition, Mr. Rau is a member of the Board of Governors of the Aerospace Industries Association and a past Chairman of the General Aviation Manufacturers Association. He became a director of the Company in April 1993.


                  WILLIAM P. SOMMERS

                  Dr. Sommers, age 64, has served as the President and Chief Executive Officer of SRI International since January 1994. SRI International is a leading contract research firm. Prior thereto, Dr. Sommers was an Executive Vice President of Iameter, Inc., since November 1992. Iameter, Inc., is a medical information and education company. From 1963 until he retired in 1992, he was with Booz Allen & Hamilton, Inc. There, he served as a Senior Vice President, director and member of the Office of the Chairman and in other senior management positions. Dr. Sommers has extensive experience as a management consultant to numerous technology-based manufacturing and service firms. He is also a director of SRI International and Litton Industries, Inc.; a member of the Board of Trustees of the Zurich Kemper Mutual Funds; a director of Therapeutic Discovery Corp.; a former trustee of the Criminal Justice Legal Foundation; and a former member of the National Advisory Council of the University of Michigan, College of Engineering. He became a director of the Company in September 1992.


                  JAMES R. WILSON

                  Mr. Wilson, age 56, is the Chairman of the Board, President and Chief Executive officer of Thiokol Corporation, having assumed the position of Chairman in October 1995 and the position of President and Chief Executive Officer in October 1993. Mr. Wilson joined Thiokol in July 1989 as Vice President and Chief Financial Officer and was named Executive Vice President in October 1992. Thiokol is the leading producer of solid propellant rocket motors in the United States and supplies the U.S. space shuttle program. Thiokol also produces a broad range of high performance fasteners used in commercial aircraft and various industrial applications. Thiokol also owns 49 percent of Howmet Corporation, a manufacturer of high performance cast components for aircraft and industrial gas turbine engines. Prior to joining Thiokol in 1989, Mr. Wilson served as Chief Financial Officer for Circuit City Stores (1987-1988), and as Executive Vice President and Chief Financial Officer for Fairchild Industries, Inc., (1982-1987). Earlier, he held various financial management positions at Textron Inc. He is also a director of Cooper Industries, Inc., First Security Corporation, a director of Howmet Corporation, and a trustee of the College of Wooster, Wooster, Ohio. Mr. Wilson became a director of the Company in October 1994.



              Directors with Terms Expiring in 1998


                  WALLACE BARNES

                  Mr. Barnes, age 71, has served as the non-executive Chairman of the Board of Directors of the Company since December 3, 1994. He served as the non-executive Chairman of the Board of Directors of Barnes Group Inc. from April 1991 until July 1995. Prior thereto, he was the Chairman of Barnes Group Inc. from March 1977 to April 1991, when he retired; was Chief Executive Officer from 1977 to 1991; and served as President of that company from 1964 to 1977. Barnes Group Inc., headquartered in Bristol, Connecticut, is a publicly-traded, multinational company with three groups involved in automotive maintenance and repair parts, precision springs and custom metal parts, and aerospace components for gas turbine engines. He is also a director of Rogers Corp.; Tradewind Turbines Corporation; DeMaria Electro Optics Systems, Inc., Bloomfield, Connecticut; and former Chairman of the Connecticut Business and Industry Association, the Greater Hartford Chamber of Commerce, and the University of Hartford. He became a director of the Company in February 1989.


                  EUGENE E. COVERT

                  Professor Covert, age 71, became Professor Emeritus of the Massachusetts Institute of Technology upon his retirement on July 1, 1996. Prior to that, he had been a Professor in the Department of Aeronautics and Astronautics of the Massachusetts Institute of Technology, Cambridge, Massachusetts, since 1968. From 1985 until 1990, he served as Department Head. Professor Covert is also a consultant to a number of major corporations as well as to agencies of the United States and foreign governments. He is a retired director of Allied-Signal Corp. and Physical Sciences, Inc., and an Honorary Fellow of the American Institute of Aeronautics and Astronautics. He has been a director of Rohr since December 1986.


                  D. LARRY MOORE


                  Dr. Moore, age 61, retired in July 1997 as President and Chief Operating Officer of Honeywell, Inc., a provider of electronic automation and control systems located in Minneapolis, Minnesota, where he had served since 1993. From December 1990 until assuming his current position, he served as Executive Vice President and Chief Operating Officer of that company. Dr. Moore has been employed by Honeywell, Inc., since 1986, having also served as President of its Space and Aviation Business. Dr. Moore became a director of Rohr in December 1991. He is also a director of Honeywell, Inc., the Geon Co., Reynolds Metals, the Aerospace Industries Association, and the National Association of Manufacturers.

                      COMMITTEES OF THE BOARD OF DIRECTORS


  The Board of Directors has formed the following standing committees of its members to assist it in the discharge of its responsibilities: Audit and Ethics Committee, Customer Support Committee, Compensation and Benefits Committee, Finance Committee, Nomination and Board Affairs Committee, and the Technology Committee. Memberships in the various committees are assigned by action of the full Board of Directors.

  The full Board of Directors met 14 times during fiscal 1997. Each Director attended more than 75 percent of the aggregate of all Board of Directors' meetings and meetings of standing committees of the Board of which he was a member.

  The function of each committee, its membership as of October 10, 1997, and the number of meetings held by it or its predecessor committee during fiscal 1997 are shown below:


  Audit and Ethics Committee:           Finance Committee:
    V. N. Marafino, Chair                 J. R. Wilson, Chair
    E. E. Covert                          D. C. Creel
    D. L. Moore                           V. N. Marifino
    J. R. Wilson                          E. L. Moore
    Ex-officio: W. Barnes, R. H. Rau      W. P. Sommers
                                          Ex-officio: W. Barnes, R. H. Rau

  Compensation and Benefits Committee:  Nomination and Board Affairs Committee:
    R. M. Price, Chair                    W. P. Sommers, Chair
    S. F. Iacobellis                      E. E. Covert
    V. N. Marafino                        D. C. Creel
    D. L. Moore                           V. M. Marafino
    J. R. Wilson                          R. M. Price
    Ex-officio:  W. Barnes                Ex-officio:  W. Barnes, R. H. Rau

  Customer Support Committee:      Technology Committee:
    S. F. Iacobellis, Chair               E. E. Covert, Chair
    E. E. Covert                          D. C. Creel
    D. C. Creel                           S. F. Iacobellis
    J. R. Wilson                          R. M. Price
    Ex-officio:  W. Barnes, R. H. Rau     W. P. Sommers
                                          Ex-officio:  W. Barnes, R. H. Rau


  THE AUDIT AND ETHICS COMMITTEE has two designated functions. In its audit function, the Committee reviews the Company's public financial statements to confirm with management and the Company's firm of public accountants that they comply with generally accepted accounting principles and with the Securities and Exchange Commission requirements and also that they present fairly the Company's financial position and the results of its operations. The Committee also provides oversight concerning the Company's management controls, it being the intent that such controls be of sufficient quality to provide reasonable assurances that the Company is complying with Company policies as well as all prevailing governmental legislation. In its ethics function, the Committee focuses on the ethical quality of the Company's management by supporting the establishment of an atmosphere within the Company which will encourage employees to follow the policy of complying with all laws governing Company operations and conducting its affairs in keeping with the highest legal and ethical standards. The voting membership of the Committee currently consists entirely of directors who are not officers or employees of the Company. During fiscal 1997, the Committee met five times.

  THE COMPENSATION AND BENEFITS COMMITTEE establishes an executive compensation program designed to attract, motivate and retain individuals of exceptional ability to provide leadership in achieving quality in all aspects of the Company's business. The Committee is responsible for determining the annual base salary, short-term and long-term incentive compensation (including stock awards), and other compensation of the executive officers of the Company. In
addition, the Committee reviews plans for executive management succession.   The
Committee also reviews or approves the adoption and amendment of employee benefit plans, unless the financial effect of such actions will exceed certain guidelines, in which case the full Board of Directors takes such action. The Committee also appoints the members of the management employee benefits committee for funded plans and oversees various activities. The membership of the Committee currently consists entirely of directors who are not officers or employees of the Company. During fiscal 1997, the Committee met three times.

  THE CUSTOMER SUPPORT COMMITTEE exercises the Board of Directors' responsibility in reviewing and approving certain business proposals and commitments, under the guidelines of the Board of Directors, which previously required the consent of the Board. The voting membership of the Committee currently consists entirely of directors who are not officers or employees of the Company. During fiscal 1997, the Committee met six times.

  THE FINANCE COMMITTEE reviews, makes recommendations, and reports to the Board of Directors concerning the quality of the financing plans of the Company and their adequacy and soundness in providing for the Company's capital requirements. Currently, the Committee consists of four directors who are neither officers nor employees of the Company. During fiscal 1997, the Committee met five times.

  THE NOMINATION AND BOARD AFFAIRS COMMITTEE, in order to focus on the need for quality leadership of the Company, reviews the composition of the Board of Directors and potential nominees to ensure appropriately broad-based business-oriented membership for the Board of Directors, consisting of persons who are knowledgeable, experienced and strategic-minded. The Committee also reviews and recommends to the Board other matters concerning the administration of the Board including the Board retirement policy, the retention of consultants as appropriate to assist the Committee in its responsibilities, and the appointment of Committee assignments and the Committee chairs following review with management. The Committee consists entirely of directors who are neither officers nor employees of the Company. During fiscal 1997, the Committee met three times.

  THE TECHNOLOGY COMMITTEE reviews corporate-wide technology matters, monitors the implementation of new technology by the Company, and reviews the Company's performance in the field to ensure conformance with the Company's plans for growth, customer support, and maintenance of quality. The Committee also reviews the application of technology to enhance the Company's ability to meet and exceed customer requirements. The Committee currently consists entirely of directors who are not officers or employees of the Company. During fiscal 1997, the Committee met twice.


  Any shareholder desiring to make recommendations for potential candidates for consideration by the Nomination and Board Affairs Committee must send timely notice in writing to the Secretary of the Company. To be timely, such notice shall be delivered or mailed and received at the principal executive offices of the Company not less than sixty (60) days nor more than ninety (90) days prior to the Annual Meeting of Shareholders. Such notice shall set forth: (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to the Securities Exchange Act of 1934, as amended, (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the shareholder giving the notice (a) the name and address as they appear on the Company's books of such shareholder, and (b) the class and number of shares of the Company which are beneficially owned by such shareholder.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


                DIRECTORS' BENEFICIAL OWNERSHIP AND COMPENSATION


  The beneficial ownership of the directors and nominees in the stock of the Company is shown under the caption "BENEFICIAL OWNERSHIP OF SHARES."


Cash Compensation

  Mr. Barnes, as the non-Executive Chairman of the Board of Directors, receives annual cash compensation of $75,000 (less the fair market value of 250 shares of the Company's common stock granted yearly pursuant to the Company's 1991 Stock Compensation Plan for Non-Employee Directors) for service as the non-employee Chairman of the Board of Directors, plus $1,000 for each meeting of the full Board of Directors and $750 for each meeting of the Board committees that he attends. In addition, he receives $1,000 for each day of service not falling on the day of a meeting of the Board or any committee of the Board.

  Other directors who are not employees of the Company receive annual cash compensation of $25,000 (less the fair market value of 250 shares of the Company's common stock granted yearly pursuant to the Company's 1991 Stock Compensation Plan for Non-Employee Directors) for service on the Board of Directors, including any committees of the Board on which they serve, plus $1,000 for each meeting of the full Board of Directors and $750 ($1,000 in the case of the Committee Chairperson) for each meeting of a Board committee that they attend.

  The Company reimburses directors for their expenses incurred in connection with attending Board and Board committee meetings.



Directors' Retirement Plan

  The Company has a Directors' Retirement Plan which provides benefits following retirement to any director who is not an employee of the Company at the time of his or her retirement from the Board of Directors. Benefits under the Plan commence as of the first day of the month following the earlier occurrence of
(i) a director achieving 72 years of age, or at such earlier time as a director elects not to become a candidate to succeed himself as a director, or (ii) the termination from service as a director (except for termination for cause) following a "change in control" of the Company (as that term is defined in the Plan), provided, among other things, such director was a director on the date of such "change in control." The Company's Bylaws currently provide that non-employee directors, upon reaching the age of 72 years, shall retire from the Board of Directors at the next following annual meeting of shareholders. The annual benefit to a retired director under the Plan is equal to the annual retainer (including the value of the award of shares made under the 1991 Stock Compensation Plan for Non-Employee Directors) being paid to directors upon the date of retirement and is payable for a period equal to the number of years and fractional years of service as a Company director. The Plan also provides retirement benefits to a surviving spouse of a director equal to the then-unpaid amount of benefits the director would have received had he been retired and survived.



Non-Employee Director Stock Option Plan

  Under the 1988 Non-Employee Director Stock Option Plan, which was approved by shareholders, an option to purchase 1,000 shares of common stock of the Company is automatically granted, on the first business day following each annual meeting at which directors are elected, to each director of the Company who is not an employee of the Company at the time. The option exercise price is equal to the fair market value of the stock on the date the option is granted. Each option granted under the Plan becomes exercisable six months after its date of grant and expires ten years after its date of grant, provided, however, that each option that is not already exercisable shall become immediately exercisable (i) if the optionee ceases to be a director because of his or her death or total and permanent disability, or
(ii) if a "change in control," as such term is defined in the Plan, shall occur. Pursuant to the Plan, on December 9, 1996, Messrs. Barnes, Covert, Iacobellis, Marafino, Moore, Price, Sommers and Wilson each received an option for 1,000 shares of common stock at an option price of $17.375 per share, for a total grant of eight options covering an aggregate of 8,000 shares of common stock during fiscal 1997. Mr. Rau, the Company's President and Chief Executive Officer, as an employee, is ineligible to participate in the Plan.



Stock Compensation Plan for Non-Employee Directors

  Under the Company's 1991 Stock Compensation Plan for Non-Employee Directors, the Company annually awards to each non-employee director, in partial consideration for the services rendered by such director during the Company's prior fiscal year, 250 shares of the Company's common stock, subject to certain adjustments. The plan provides for a pro-rated award if the director has not served for the full preceding fiscal year.

  On August 28, 1997, awards with respect to the 1997 fiscal year were determined. Messrs. Barnes, Covert, Iacobellis, Marafino, Moore, Price, Sommers and Wilson received awards of 250 shares each and Ms. Creel received an award of 81 shares, for a total grant to all eligible directors of 2,081 shares. On the award date, the Company's common stock closed at $27.00. The value of these shares reduces the amount of the annual cash retainer paid to Directors on a dollar-for-dollar basis. Mr. Rau, the Company's President and Chief Executive Officer, as an employee, is ineligible to participate in the Plan.



                      COMPENSATION AND BENEFITS COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION


  The Compensation and Benefits Committee (the "Committee") is responsible for determining the annual base salary, short-term and long-term incentive compensation (including stock awards), and other compensation of the executive officers. Each member of the Committee is a non-employee director. This report describes the applicable policies of the Committee in establishing the principal components of executive compensation for all executives of the Company, including the Named Executive Officers in the Summary Compensation Table during fiscal 1997.



 Goals in Determining Executive Compensation; Philosophy of Compensation

  The Company's integrated executive compensation program is intended to accomplish the following goals:


  1.  Pay competitively to attract, retain and motivate capable executives.


  2. Tie individual total compensation to the achievement of specific, measurable goals related to the success of the Company and to the performance of the individual and the executive team.



  3.  Align the financial interests of the executives with shareholder value.


  The Committee believes the Company's compensation plans for executives should be a basic element in the continuing growth of shareholder value. The purpose of executive compensation is to improve Company performance and competitiveness by creating and sustaining executive motivation. Pay plans must be designed to forge links between long-term executive rewards and shareholder value creation.

  In furtherance of these beliefs and to achieve the Company's above-stated compensation goals, the Committee believes a significant portion of the executives' compensation should be at risk, based on the financial performance of the Company. Base salaries of executives are intended to be moderate yet competitive, with the opportunity to earn the at-risk annual and long-term incentive payments or awards so as to provide total compensation which is equal to competitive levels for superior Company performance over a longer period of time. The financial goals for these incentive compensation plans are reviewed and approved by the Committee at the beginning of each fiscal year in conjunction with the Board of Directors' approval of the Company's business plans.



 Factors and Information Generally Considered

  The Committee considers the following matters in establishing executive
compensation:   (a) Company performance, both in absolute terms and in relation to similar companies; (b) the performance of each individual executive officer;
(c) periodically, comparative compensation surveys and other material concerning compensation levels and stock grants at similar companies; (d) historical compensation levels and stock awards at the Company; (e) the overall competitive environment for executives and the level of compensation necessary to attract and retain executive talent; and (f) the input, from time to time, of professional compensation consultants and management. The Committee assigns no specific weight to any of the enumerated factors in establishing executive compensation.

  Companies used in comparative analyses for executive compensation purposes are selected with the assistance of professional compensation consultants. Selection of such similar companies is based on a variety of factors, including financial criteria and industry classification. The companies used in comparative analyses for executive compensation purposes include the companies in the industry line-of-business index used in the Performance Graph, as well as the following additional companies, many of which, however, are larger than the Company: Arvin Industries, B.F. Goodrich, Black & Decker, Borg-Warner Automotive, Coltec Industries, Cummins Engine, General Dynamics Corporation, General Signal, Hexcel, Honeywell, Illinois Tool Works, Litton Industries, Precision Castparts, Raytheon, Sequa, Sundstrand, TRW, and Varllen. The Committee relies on a broad array of companies for comparative analysis of executive compensation because the Committee believes that the Company's competitors for executive talent are more varied than the industry line-of-business index chosen for comparing shareholder return in the Performance Graph.


 Executives' Compensation in Fiscal 1997:

  The Company establishes pay grades for the executives, including the Named Executive Officers in the Summary Compensation Table, providing a base salary range, annual incentive target and targeted periodic stock options for each pay grade.

  Basic Pay Levels. The base salary ranges were established and are reconsidered following a periodic review of comparative compensation data, and the actual salary for executives in each range are established periodically. The salary of each executive officer of the Company is established by the Committee. Accountability for the achievement of the Company goals was the most significant factor in determining base salary levels for executive officers in fiscal 1997.

  Incentive, At-Risk Pay. The incentive targets for each executive pay grade are also established and these targets are expressed as a percentage of base salary, although in some cases, somewhat higher targets were established on the basis of the importance of the position to achieving overall Company success. Annual awards under the Company's Management Incentive Plan are granted directly in relation to the Company's achievement of specific performance targets established each year by the Committee. The Committee's practice, extending back many years, has been to pay incentives under the Management Incentive Plan only when earned by achievement of such plan objectives.

  At the beginning of fiscal 1997, the Committee believed that the generation of income, measured by return on net assets, was the top priority for management. Accordingly, awards under the Management Incentive Plan were structured at the beginning of the fiscal year on the basis of achieving specified levels of operating profit before interest and taxes as a percentage of average net operating assets. Operating profit before interest and taxes in excess of or below that figure would produce awards in accordance with a progressive scale. The criteria for earning awards under this plan was achieved in fiscal 1997 and, consequently, payments were made to the Company's executives. Awards for the Named Executive Officers are shown under the heading "Executive Compensation and Other Information," which information indicates that, for this group in the aggregate, approximately 43 percent of their salary plus their incentive payments under the Management Incentive Plan was at risk based on financial performance of the Company.

  Stock Options. Each pay grade also had a targeted number of periodic stock options related to the amount of base salary in order to further align the interests of the executives with shareholder value. The number of options is determined so as to be able to allow the executive to earn competitive total compensation for superior Company performance over a longer period of time. The vesting period for the exercise of these options is generally in accordance with competitive practices and is designed to retain the executive and lengthen the period of time when such options must be earned by continued employment. In 1997, no stock option grants were made in the three highest levels of executives, except in the case of promotions and newly-hired executives. The Committee also approved single-year awards to the other executives and salaried employees.



 Compensation of Robert H. Rau, President and Chief Executive Officer

  Mr. Rau joined the Company as President and Chief Executive Officer in April 1993. In establishing the compensation levels set forth in his employment agreement, the Committee considered comparative compensation information, historical compensation levels for the position he accepted at the Company and an evaluation of the level of compensation necessary to obtain his services in light of industry and Company conditions. During fiscal 1997, the Company improved operating income (before taxes, interest and unusual items); continued to improve productivity; and began to deliver increased manufacturing and sales. The at-risk/incentive portion of Mr. Rau's compensation for fiscal 1997, which was $553,133, was based upon achieving the incentive targets established under the Management Incentive Plan.

  The foregoing report has been approved by all members of the Committee.


The Compensation and Benefits Committee

Robert M. Price, Chair
Sam F. Iacobellis
Vincent N. Marafino
D. Larry Moore
James R. Wilson

October 3, 1997

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION


  The following table provides certain summary information concerning compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) (hereinafter referred to as the "Named Executive Officers") for fiscal years ended July 31, 1995, 1996 and 1997.



                           SUMMARY COMPENSATION TABLE




                                                                                                           Long Term
                                                                                                          Compensation
                                                                         Annual Compensation                  Awards
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Number
                                                                              At-Risk/      Other                    of Shares
                                                                              Incentive     Annual      Restricted   Covered
                                                        Fiscal                 Compen-     Compen-        Stock         by
   Name and Principal Position                           Year    Salary(1)    sation(2)    sation       Award(s)(3)   Options
---------------------------------------------------------------------------------------------------------------------------------
R. H. Rau                                               1997     $609,837     $553,133     $ 35,904     $      0           0
---------------------------------------------------------------------------------------------------------------------------------
 President and                                          1996      569,479      436,500       30,880      174,597           0
---------------------------------------------------------------------------------------------------------------------------------
 Chief Executive Officer                                1995      538,212      132,300       22,907      157,541     213,000
---------------------------------------------------------------------------------------------------------------------------------
L. A. Chapman                                           1997     $259,907     $190,080     $ 15,833     $      0           0
---------------------------------------------------------------------------------------------------------------------------------
 Senior Vice President and                              1996      240,522       93,120      116,538(4)   111,745           0
---------------------------------------------------------------------------------------------------------------------------------
 Chief Financial Officer                                1995      248,499       47,040       43,329       74,419      48,000
---------------------------------------------------------------------------------------------------------------------------------
J. R. Johnson                                           1997     $237,494     $171,763     $  3,221     $      0           0
---------------------------------------------------------------------------------------------------------------------------------
 Senior Vice President,                                 1996      227,349      175,373       12,120            0           0
---------------------------------------------------------------------------------------------------------------------------------
 Programs, Technology Resources and Quality Assurance   1995      253,574       44,296        2,706       71,339      48,000
---------------------------------------------------------------------------------------------------------------------------------
G. A. Wetzler                                           1997     $234,994     $171,763     $  3,097     $      0           0
---------------------------------------------------------------------------------------------------------------------------------
 Senior Vice President,                                 1996      214,144      115,702        8,585       59,504           0
---------------------------------------------------------------------------------------------------------------------------------
 Operations                                             1995      233,573       66,797        2,599       41,155      48,000
---------------------------------------------------------------------------------------------------------------------------------
D. R. Watson                                            1997     $234,167     $171,763     $  2,857     $      0           0
---------------------------------------------------------------------------------------------------------------------------------
 Senior Vice President,                                 1996      213,431       82,644        7,999       99,165           0
---------------------------------------------------------------------------------------------------------------------------------
 Customer Support and Business Development              1995      191,316       83,496        1,168       12,569      48,000
---------------------------------------------------------------------------------------------------------------------------------



(1) Under the Pretax Savings Plan for Salaried Employees of the Company (Amended and Restated, 1994), a tax-qualified 401(k) plan which is available to all salaried and certain bargaining unit employees, the Company matches 75 percent of the first 4 percent of employee contributions. Company matching contributions under this Plan for participants on the executive and officer payrolls had been suspended for three years but were restarted effective January 1, 1995. Company contributions and the earnings thereon normally vest at the rate of 20 percent per year until the fifth anniversary of a participant's participation in the plan; after the fifth anniversary, all subsequent and future contributions and earnings vest immediately. The maximum amount any person can contribute in calendar year 1996 is limited by federal tax rules. The amounts contributed by each of the Named Executive Officers with respect to fiscal 1997 were: Mr. Rau, $9,500; Mr. Chapman, $13,029; Mr. Johnson, $9,500; Mr. Wetzler, $10,090; and Mr. Watson, $10,398.
    The amounts contributed by each Named Executive Officer are included in the salaries disclosed.


(2) Under the Company's Management Incentive Plan (Restated, 1982) (the
    "MIP"), at-risk/incentive payments are provided for officers and other high-level executives having a direct impact on the success of the Company. The MIP is administered by the Compensation and Benefits Committee of the Board of Directors which reviews and considers individual awards recommended by management and establishes the annual financial performance objectives under the MIP. For fiscal years 1994 and 1995, the Company adopted an incentive formula designed to reward top leadership for achieving targeted cash generation from operations, asset management and net income. Payments under this formula were based on the amount of cash generated from operating activities as a percentage of average net assets employed, adjusted to consider net income earned by the Company. For fiscal year 1996, the Company adopted an incentive formula, return on net assets, designed to achieve the best return with the least investment. The incentive formula is designed to encourage high operating profit and low investment in identified items of working capital and plant, property and equipment. Return on net assets is determined by dividing operating profit (before interest and taxes) by net operating assets (i.e., inventory, receivable and net property, plant and equipment--less trade payables). For fiscal 1997, the Company adopted an incentive formula, the Board of Directors approved the three formulas and a management committee recommendation of who would participate in the plan and such participants' level of participation by assigning a specific number of participation units to each participant. In fiscal 1995, 1996 and 1997, certain of the Named Executive Officers elected to have a portion of their at-risk/incentive awards paid in the form of restricted stock. In such case, only the portion of their at-risk/incentive award paid in cash is shown in this column, with the balance shown in the column in the above table for restricted stock awards. Notwithstanding any incentive payments earned under the formula, the Board of Directors may, at its sole discretion, elect not to make any payments if it determines that such payments would be inappropriate.


(3) In fiscal 1995, the Compensation and Benefits Committee of the Board of Directors, in order to increase the linkage between the interests of executives and shareholders, decided to pay merit increases for senior officers in restricted stock in lieu of cash. After computing the amount of the merit increases, that value was divided by $14.38, the closing price of Rohr common stock on June 30, 1995, to arrive at the number of shares of restricted stock. The restricted stock will vest one-third each year starting with the first anniversary of the date of grant and will be fully vested in three years. The restricted stock is subject to acceleration of such schedule upon a change in control of the Company. Dividends, if any, are payable on restricted stock prior to the lapsing of the restrictions. The number of shares of restricted stock awarded to the Named Executive Officers during fiscal 1995, with respect to the merit payments, was as follows: Mr. Rau, 0 shares; Mr. Chapman, 1,237 shares; Mr. Johnson, 1,250 shares; Mr. Wetzler, 1,429 shares; and Mr. Watson, 874 shares.


    In fiscal 1995, the Compensation and Benefits Committee established a program pursuant to which an individual can elect to receive up to 50 percent of his or her at-risk/incentive compensation in either restricted stock or stock options in lieu of cash; and in fiscal 1996 and 1997, that amount was increased from 50 percent to 100 percent. In fiscal 1995 and 1996, several of the Named Executive Officers elected to receive part of their at-risk/incentive compensation in restricted stock. Individuals making this election receive an amount of restricted stock equal to 120 percent of the value of that portion of the at-risk/incentive compensation diverted to restricted stock. The restricted stock vests one-third per year starting with the first anniversary of the date of grant and will be fully vested in three years. The restricted stock is subject to acceleration of such schedule upon a change in control of the Company. Dividends, if any, are payable on restricted stock prior to the lapsing of the restrictions. None of the Named Executive Officers elected to receive restricted stock under this program with respect to fiscal 1997.

    No other Named Executive Officer purchased or was awarded restricted stock during fiscal 1997 (other than as disclosed above). At the end of the fiscal year, the number and the value of unreleased restricted stock held by Mr. Rau were 55,896 shares at a value of $1,285,864; by Mr. Chapman, 15,667 shares at a value of $364,091; by Mr. Johnson, 4,996 shares at a value of $116,255; by Mr. Wetzler, 7,928 shares at a value of $184,290; and by Mr. Watson, 11,074 shares at a value of $256,608, based on the fair market value of $23.75 at July 31, 1997.


(4) This amount includes a relocation payment of $75,000 in accordance with Mr. Chapman's employment agreement.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL 1997 YEAR-END OPTION VALUES (1)


                                                                                              Value of Unexercised
                                                           Number of Unexercised                 In-the-Money
                                                      Options at Fiscal 1997 Year-End    Options at Fiscal 1997 Year-End($)
                    Name                                 Exercisable/Unexercisable         Exercisable/Unexercisable (2)
                    -----                                -------------------------         -----------------------------
R. H. Rau..........................................           242,000/71,000                     $2,747,750/630,125
  President and Chief Executive Officer
L. A. Chapman......................................            62,000/36,000                      $745,250/449,500
  Senior Vice President and Chief
    Financial Officer
J. R. Johnson......................................           100,592/20,000                      $941,345/196,000
  Senior Vice President, Programs, Technical
    Resources and Quality Assurance
G. A. Wetzler......................................            90,585/24,000                      $843,578/250,000
  Senior Vice President, Operations
D. R. Watson.......................................            97,412/24,000                      $875,783/250,000
  Senior Vice President, Customer Support and
    Business Development

__________

(1) No Named Executive Officer exercised any options during fiscal 1997.

(2) The potential net value of unexercised in-the-money options is based on a closing price of $23.75 per share on July 31, 1997.


                              RETIREMENT BENEFITS


 Qualified Retirement Plans


  Under the Company's Frozen Salaried Retirement Plan (the "QRP" or
"Qualified Retirement Plan"), certain benefits are available to eligible employees of the Company and its subsidiaries. The monthly benefits for normal retirement of persons having sufficient credited service to qualify under the QRP are 1-1/2 percent (2 percent for service accrued prior to January 1, 1987) of an employee's average monthly "compensation," which as to the named executive officers comprises "salary" and "at-risk/incentive compensation" paid and shown on the Summary Compensation Table (with certain adjustments) during the highest five consecutive of the employee's final ten years of employment with the Company (but earned prior to January 1, 1995), multiplied by the number of years of service (up to a maximum of 35 years), and reduced by the maximum offset of federal Social Security benefits permitted by law. Under the QRP, participants may, under certain conditions, provide a portion of their benefits to their surviving spouses after their death. Benefits will also be provided for early retirement, and vested benefits are provided for employees who terminate after at least five years of credited service. Benefits under the QRP were frozen as of December 31, 1994, which means that no further years of credited service may be earned after that date nor may compensation increases thereafter be considered in calculating the benefits under the QRP.



 Cash Balance Retirement Plan


  Effective January 1, 1995, the Company established a "Cash Balance Retirement Plan" which is a defined benefit retirement plan that provides participants with an individual account balance. Participants earn a percentage of pay credited to their account which varies on a point system. Points are determined each year using a combination of age and service. The amount credited plus interest is paid in a lump sum or an annuity, at the participant's choice, when leaving the Company or upon the participant's retirement. This plan partially replaces the frozen Salaried Retirement Plan discussed above.

  Key features of the Cash Balance Retirement Plan include the following:
(i) accounts for eligible employees will be credited with from 1.5 percent to 4 percent of pay annually based on age and service points; (ii) interest will be credited based on the greater of 5 percent or the return on a five-year Treasury bill; (iii) longer-service employees will earn extra credits for up to ten years through a transition provision under this plan; these transition credits range from 3.5 percent to 7 percent of pay annually; (iv) credits will be allocated quarterly; (v) no allocations will be made to employees for service over 35 years; and (vi) the benefit is portable; i.e., employees can take their vested accrued benefit with them if they leave the Company before retirement.

  The amount credited to the accounts of the Named Executive Officers through June 30, 1997, is, for Mr. Rau, $32,213; Mr. Chapman, $9,921; Mr. Johnson, $38,217; Mr. Wetzler, $34,803; and for Mr. Watson, $11,223. Amounts credited under the Cash Balance Retirement Plan for executives reduce the benefit payable under the unfunded Supplemental Retirement Plan discussed below.



 Supplemental Retirement Plan


  In addition to the QRP and the Cash Balance Retirement Plan for all eligible employees, the Company maintains a Supplemental Retirement Plan (the "SRP") for officers and other key executive employees. Under the SRP, the Company will supplement the benefits payable from the QRP and the Cash Balance Retirement Plan, if necessary, by an amount sufficient to raise total benefits up to the level prescribed by the SRP. The combined monthly benefit level prescribed by the SRP for normal retirement ordinarily is 2 percent of an employee's average monthly "compensation" during the highest five consecutive of the preceding ten years, multiplied by the number of years of service (up to a maximum of 35 years), and reduced by the maximum offset of federal Social Security benefits permitted by law. (The term "compensation" is the same as defined in the Qualified Retirement Plan, except that it also includes the effect of any bonuses whether in the form of stock or cash and whether or not deferred by the recipient. In certain cases approved by the Board of Directors, a higher percentage than 2 percent can be provided, but only if the monthly benefit does not exceed 60 percent of compensation, reduced by federal Social Security benefits.) Benefits are also provided for disability retirement and for early retirement, based on years of credited service at the time of such disability or early retirement. No amounts have been "set aside" for any person under the SRP since the plan is unfunded and benefits are determinable and payable only upon such person's retirement pursuant to the formula described above. However, the Company has accrued on its books an actuarially computed amount relative to the Company's obligations under the SRP.

  The following table illustrates the estimated annual pension benefits which would be provided at age 65 under the QRP and the Company's unfunded SRP, after applicable deductions for benefits under the Cash Balance Retirement Plan and Social Security benefits, to salaried employees having specified average annual remuneration and years of service. The compensation levels were frozen as of December 31, 1994. For the Named Executive Officers, the years of credited service as of July 31, 1997, (which is equal to the number of years of credited service as of December 31, 1994, when the QRP was frozen) are: Mr. Rau, 2 years; Mr. Chapman, 1 year; Mr. Johnson, 15 years; Mr. Wetzler, 16 years; and Mr. Watson, 7 years. The number of credited years of service under the SRP as of July 31, 1997, for the Named Executive Officers are: Mr. Chapman, 4 years; Mr. Johnson, 18 years; Mr. Wetzler, 18 years; and Mr. Watson, 10 years. Mr. Rau's retirement benefits are disclosed under "Chief Executive Officer Retirement Benefits."

           Approximate Annual Benefit for Years of Service Indicated


        Average Annual
         Compensation
         for Highest
         Consecutive
          Five Years
         During Last
          Ten Years
            Before
          Retirement              15 Years             20 Years           25 Years               30 Years            35 Years
------------------------    ------------------   ------------------   ------------------   ------------------   ------------------
                               QRP       SRP        QRP       SRP       QRP       SRP        QRP       SRP        QRP       SRP
                            -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
$100,000.................   $15,318   $  2,748   $22,818   $  5,248   $30,318   $  7,748   $37,818   $ 10,248   $45,318   $ 12,748
$150,000.................    26,568      6,498    37,818     10,248    49,068     13,998    60,318     17,748    71,568     21,498
$200,000.................    26,568     21,498    37,818     30,248    49,068     38,998    60,318     47,748    71,568     56,498
$250,000.................    26,568     36,498    37,818     50,248    49,068     63,998    60,318     77,748    71,568     91,498
$300,000.................    26,568     51,498    37,818     70,248    49,068     88,998    60,318    107,748    71,568    126,498
$400,000.................    26,568     81,498    37,818    110,248    49,068    138,998    60,318    167,748    71,568    196,498
$500,000.................    26,568    111,498    37,818    150,248    49,068    188,998    60,318    227,748    71,568    266,498
$600,000.................    26,568    141,498    37,818    190,248    49,068    238,998    60,318    287,748    71,568    336,498
$800,000.................    26,568    201,498    37,818    270,248    49,068    338,998    60,318    407,748    71,568    476,498
$1,000,000...............    26,568    261,498    37,818    350,248    49,068    438,998    60,318    527,748    71,568    616,498



Chief Executive Officer Retirement Benefits


    Mr. Rau's employment agreement (see "Employment Contracts") provides for retirement benefits at age 62 as follows: $464,000 per year to be increased by approximately $2,890 for each month that Mr. Rau's retirement is delayed past the age of 62. This amount is to be reduced by the pension he receives from his former employer or other pension benefits payable from the Company, except payments made pursuant to the Company's 401(k) Plan or similar plan of his former employer. The retirement benefit will be payable to Mr. Rau, his spouse, or his estate for at least ten years following his date of retirement and shall continue beyond such ten years until the death of both Mr. Rau and his surviving spouse. In addition, the Company has purchased an insurance contract to guarantee the payment of Mr. Rau's benefits.

                               PERFORMANCE GRAPH


  Regulations of the Securities and Exchange Commission require that this report include a line graph comparing the cumulative total shareholder return on the Company's common stock with the cumulative total return of (1) the Standard & Poor's 500 Stock Index (S&P 500) and (2) an industry line-of-business index. The Board of Directors and the Compensation and Benefits Committee have approved the use of Standard & Poor's Aerospace and Defense Index for the line-of-business index, which consists of the following companies: Boeing Co., General Dynamics Corp., Lockheed Martin Corp., and Northrop Grumman Corp.


  The following graph compares the five-year cumulative total return on the Company's common stock to the total return of the S&P 500 and to the Standard & Poor's Aerospace and Defense Index. The table assumes that, in each case, an investment of $100 was made on August 1, 1992, and all dividends, if any, were reinvested. (The Company has not paid a cash dividend on its common stock since 1975.) Returns are for fiscal years ended July 31.



LOGO





                                                        INDEXED RETURNS*
                                                          Years Ending
                          Base
                         Period
Company/Index            July 92      July 93       July 94       July 95       July 96        July 97
-----------------------------------------------------------------------------------------------------------
Rohr, Inc.                   100          79.31        105.75        135.63        202.30          218.39
S&P 500 Index              100         108.73        114.34        144.19        168.08          255.72
Aerospace/Defense-500      100         127.69        145.99        217.37        282.08          399.70



                                        ----------------------------------------
                                        *Prepared by Standard & Poor's Compustat
                                                  Custom Business Unit



  The Board of Directors and the Compensation and Benefits Committee recognize that the market price of the Company's common stock is influenced by many factors, one of which is the individual performance of the Company. The stock price performance shown on the graph is not necessarily indicative of future price performance. The Company will not make nor endorse any predictions as to the future performance of the Company's common stock.

                              EMPLOYMENT CONTRACTS


  Robert H. Rau. The Company has entered into an employment agreement with Mr. Rau in connection with his employment as President and Chief Executive Officer of the Company. That agreement provides that beginning on August 1, 1996, the term of Mr. Rau's employment is automatically extended for successive yearly periods unless either Mr. Rau or the Board of Directors terminates the contract on one year's advance notice. Pursuant to the agreement, Mr. Rau received 100,000 shares of restricted stock at $1.00 per share vesting over six years and an option to purchase 100,000 shares of the Company's common stock at $8.875 per share (the then-current market value) vesting at 25 percent per year. He also received 40,000 shares of the Company's common stock at no additional cost. The agreement provides a change-of-control provision that he will receive a severance payment at least equivalent to that provided to other Company officers. (See "Indemnification and Severance" below.) The provisions for Mr. Rau's retirement under this agreement are shown at "Retirement Benefits."

  Laurence A. Chapman. The Company has entered into an employment agreement with Mr. Chapman in connection with his employment as Senior Vice President and Chief Financial Officer of the Company. The agreement provided for specific sums for fiscal 1994 and 1995, a starting bonus of $114,000, and a relocation payment of $75,000, all of which has been paid. Pursuant to the agreement, Mr. Chapman received a restricted stock grant of 20,000 shares of common stock at a price of $1.00 per share and a non-qualified stock option to purchase 50,000 shares of common stock at a price of $8.375 per share, the fair market value of the common stock at the date of grant, which shares and option will vest at the rate of 20 percent per year. Mr. Chapman is also eligible to receive benefits under the Supplemental Retirement Plan which will credit him with two years of service for each year employed by the Company for the first 13 years of employment; thereafter, he will earn a year of credited service for each year employed. Mr. Chapman's right to a pension under the Supplemental Retirement Plan will vest as he earns credited service, so that if his employment is terminated for whatever reason, he will be entitled to a pension based on the years of credited service earned to the date of such termination.

  In order to compensate Mr. Chapman for the loss of his stock options from his former employer, Westinghouse Electric Company, the Company paid Mr. Chapman $250,000 on May 1, 1997. This amount was computed based on a formula that measured the price change in Westinghouse's stock over a given period of time and/or the value of such stock during that period if Westinghouse should cease to exist as a result of a merger or sale of all of its assets.



                         INDEMNIFICATION AND SEVERANCE


  Pursuant to Bylaw changes previously adopted by the shareholders, the Company has entered into Indemnity Agreements, in a form also approved by the shareholders, with each director, the executive officers named in the Summary Compensation Table, and other officers and executives providing for indemnification. The Indemnity Agreements provide that the Company will pay any amount which an indemnitee is legally obligated to pay because of claims which may be made against such indemnitee based on any act or omission or neglect or breach of duty, including any error, misstatement, or misleading statement, committed, attempted or allegedly committed or attempted by the indemnitee in his capacity as a director or officer, or any matter claimed against him solely by reason of his serving as such director or officer. However, no indemnification is provided in cases involving dishonesty or improper personal profit, or for a claim for an accounting of profits made in connection with a violation of Section 16(b) of the Securities Exchange Act of 1934. Furthermore, indemnification is provided by the Company only after the exhaustion of all insurance proceeds under the Company's officers' and directors' liability insurance policy. The payments to be made under the Indemnity Agreements include the amounts of all claims, liabilities, settlements, and costs, including defense costs and costs of attachment or similar bonds, except that the Company is not obligated to pay fines or other fees imposed by law which the Company is prohibited by law from paying.

  The Company also has made severance arrangements with each of the executive officers named in the Summary Compensation Table and with all of its other officers providing for a severance payment of two times base pay and a target award under the Management Incentive Plan to any such officer in the event he is terminated (other than by death, permanent and total disability, certain retirements, or terminations which are voluntary or for cause) within two years following a change in control. For these purposes, a change in control is defined as a merger, consolidation or liquidation of the Company; the acquisition of 20 percent of the Company's common stock; the sale, mortgage, lease or other transfer (other than in the ordinary course of business) of 50 percent of the Company's assets or earning power; the receiving of the benefits of any loan, advance, guarantee, pledge, other financial assistance or tax credit or advantage provided by the Company to any person or group which owns 15 percent or more of the common stock of the Company on conditions not less favorable to the Company than the Company would be able to obtain in arm's-length negotiations; or if a majority of the Board of Directors is nominated and elected by other than the current Board and its nominees and successors. Insurance benefits are also provided until the earliest to occur of such officer obtaining new employment or reaching age 65.

  The Company also has approved modifications to preserve the benefits to all of its officers and directors previously granted under its stock incentive, stock option, restricted stock, retirement, and health care plans, in the event of a change of control (generally as defined above). These provisions allow any holder of stock options (including an officer) who is so terminated other than voluntarily or for cause after a change in control to exercise all of his stock options within a certain period of time after termination of his employment; fully vest any terminated officer in his benefit, if any, as calculated under the Supplemental Retirement Plan (and allow the retirement of any terminated director, under the Directors' Retirement Plan); lift the restrictions and waive the Company's repurchase options under the restricted stock plans for any terminated holder of such stock (including any terminated officer) other than voluntarily or for cause; and obligate the Company to indemnify any terminated officer from the federal excise tax effects of the foregoing under Section 67 of the Internal Revenue Code. In addition, if the change of control involves the acquisition of 40 percent or more of the Company's common stock, then the restrictions will lift for all holders of restricted stock (including the officers of the Company) and the stock options of all holders (including officers) will vest.



      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934


  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater-than-10-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons regarding such forms, the Company believes that, during fiscal 1997, all filing requirements applicable to its officers, directors, and greater-than-10-percent beneficial owners were complied with.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


                        BENEFICIAL OWNERSHIP OF SHARES*


  The Company's common stock is listed for trading on the New York and Pacific Stock Exchanges, under the symbol "RHR", and on The Stock Exchange, London.

  The following table sets forth, as of October 10, 1997, the persons believed by the Company to be the beneficial owners of more than 5 percent of the Company's common stock:


                                                                Amount          Percent
        Name and Address of                     Title of     Beneficially          of
        Beneficial Owner                          Class          Owned           Class
        ------------------                      --------     ------------       -------
      U. S. Trust Company                     Common Stock      2,866,955          11.18
         of Califorina, N.A.
         515 South Flower Street
         Suite 2700
         Los Angeles, CA  90071

      J. P. Morgan                            Common Stock      2,596,579           10.13
         60 Wall Street
         New York, NY 10015

      Mellon Bank Corporation                 Common Stock      2,213,163            8.63
         10th Market Street
         Wilmington, DE 19801

      FMR Corp                                Common Stock      1,485,900            5.80
         82 Devonshire Street
         Boston, MA 02109




* Owners of the Company's coomon stock also own, on a one-for-one basis, rights (the "Rights") to purchase from the Company one one-hundreths (1/100) of a share of a Series C Preferred Stock per Right, exercisable upon the occurrence of certain events. The price and terms of the Rights, which could entitle the holder to purchase common stock of the Company, or of an Acquiring Person, are defined in the Amended and Restated Rights Agreement between the Company and The First National Bank of Chicago dated as of April 6, 1990, as amended.



  On October 10, 1997, the Executive Officers and Directors beneficially owned as a group 998,138 shares of common stock of the Company. The following table shows the individual holdings. Mr. Rau, who is listed in the table as an Executive Officer, is also a Director.

                  BENEFICIAL OWNERSHIP ON OCTOBER 10, 1997


                                                                        Right to Acquire
                                                  Common                   Ownership                       TOTAL
                                           ---------------------   ------------------------    ---------------------------
                                                      Percent of                  Percent of                    Percent of
                     Name                  Shares(1)   Class(2)    Shares(1)(3)    Class(2)    Shares(1)(3)      Class(2)
-----------------------------------------  ---------  ----------   ------------   ----------   ------------     ----------
Directors
 Wallace Barnes..........................    7,450       -           8,000             -         15,450            0.1%
 Eugene E. Covert........................    2,350       -           9,000             -         11,350              -
 Diane C. Creel..........................       81       -               0             -             81              -
 Sam F. Iacobellis.......................    5,704       -           3,000             -          8,704              -
 Vincent N. Marafino.....................    1,416       -           2,000             -          3,416              -
 D. Larry Moore..........................    1,912       -           6,000             -          7,912              -
 Robert M. Price.........................    1,737       -           6,966             -          8,703              -
 William P. Sommers......................    2,223       -           5,000             -          7,223              -
 James R. Wilson.........................    3,704       -           3,000             -          6,704              -


Executive Officers                                                                                                   -
 L. A. Chapman...........................   71,554     0.3%        106,696          0.42%       178,250            0.7%
 J. R. Johnson...........................   76,416     0.3%          9,000          0.50%        85,416            0.3%
 R. W. Madsen............................    2,709       -          23,000          0.09%        25,709            0.1%
 A. L. Majors............................    4,905       -           8,000          0.03%        12,905            0.1%
 R. H. Rau...............................   97,570     0.4%        317,830          1.24%       415,400            1.6%
 D. R. Watson............................   16,480     0.1%        102,912          0.40%       119,392            0.5%
 G. A. Wetzler...........................   34,523     0.1%         57,000          0.22%        91,523            0.4%
                                           -------  -------        -------        -------       -------         -------
 All of the above as a group
   (16 persons)..........................  330,734     1.2%        667,404           2.9%       998,138            3.8%

(1) All executive officers and directors as a group owned beneficially approximately 3.6 percent of the equity securities of the Company. Shares shown as beneficially owned are those as to which the named persons possess sole voting and investment power. However, under the laws of some states, including California, personal property owned by a married person may be community property, and under some state community property laws, including California, either spouse may manage and control such community property. The Company has no information as to how many of the shares shown in this table are subject to any community property law. Beneficial ownership of shares of equity securities has been determined for this purpose in accordance with Rule 13d-3 of the Securities and Exchange Commission ("SEC"), under which a person is deemed to be the beneficial owner of shares of common stock if he or she has or shares voting power or investment power in respect to such shares of common stock or has the right to acquire ownership within 60 days. Accordingly, the amounts shown on the table do not purport to represent beneficial ownership for any purpose other than compliance with SEC reporting requirements.

(2) The shares owned by each person, and by the group, and the percentage of shares owned (where such percentage exceeds 0.1 percent) has been computed in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act.

(3) Includes shares which may be acquired upon the exercise of stock options as follows: Rau, 313,000 shares; Chapman, 98,000 shares; Johnson, 9,000 shares; Wetzler, 57,000 shares; Watson, 102,912 shares; Madsen, 23,000 shares; Majors, 8,000 shares; Barnes, 8,000 shares; Covert, 9,000 shares; Creel., 0 shares; Iacobellis, 3,000 shares; Marafino, 2,000 shares; Moore, 6,000 shares; Price, 6,000 shares; Sommers, 5,000 shares; Wilson, 3,000 shares; and the group, 652,912 shares. In addition, this amount includes shares which may be obtainable upon the conversion of the Company's 7 3/4% Convertible Subordinated Notes due 2004 for Messrs. Price, 966 shares; Chapman, 8,696 shares; Rau, 4,830 shares; and the group, 14,492 shares.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report (Form 10-K/A) to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ROHR, INC.
                                (Registrant)



                                By: /s/ R. W. MADSEN
                                   ______________________________________
                                   R. W. Madsen
                                   Vice President, General Counsel & Secretary



                                By: /s/ A. L. MAJORS
                                   ______________________________________
                                   A. L. Majors
                                   Vice President and Controller
                                   (Chief Accounting Officer)







Date:  October 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                Title                  Date
          ---------                -----                  ----

/s/ W. BARNES
-------------------------          Director       OCTOBER 28, 1997
W. Barnes


-------------------------         Director        OCTOBER __, 1997
E. E. Covert


-------------------------         Director        OCTOBER __, 1997
D. C. Creel

/s/ S. F. IACOBELLIS
-------------------------         Director        OCTOBER 28, 1997
S. F. Iacobellis


/s/ V. N. MARAFINO                Director        OCTOBER 28, 1997
-------------------------
V. N. Marafino


-------------------------         Director        OCTOBER __, 1997
D. Larry Moore


/s/ R. M. PRICE
-------------------------         Director        OCTOBER 28, 1997
R. M. Price


/s/ R. H. RAU
-------------------------         Director        OCTOBER 28, 1997
R. H. Rau


/s/ W. P. SOMMERS
-------------------------         Director        OCTOBER 28, 1997
W. P. Sommers


/s/ J. R. WILSON
-------------------------         Director        OCTOBER 28, 1997
J. R. Wilson