Form 10-Q
period 1997-11-02
ROHR INC
filed 1997-12-02
CIK 84801

                             FY98:  FIRST QUARTER
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1997


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

YES     X    NO
      ----      ---


AS OF NOVEMBER 28, 1997, THERE WERE 25,788,410 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

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
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
                      ------------------------------------

                                                              NOV. 2,     JULY 31,
                                                               1997         1997
                                                            -----------   ---------
                                                             (UNAUDITED)
ASSETS
-------
CASH AND CASH EQUIVALENTS                                     $ 41,325    $ 31,881
SHORT-TERM INVESTMENTS                                           6,070      11,190
ACCOUNTS RECEIVABLE                                            162,184     161,275
INVENTORIES:
  WORK-IN-PROCESS                                              272,468     264,356
  RAW MATERIALS, PURCHASED PARTS, AND SUPPLIES                  20,702      22,909
  LESS CUSTOMERS' PROGRESS PAYMENTS AND ADVANCES               (32,890)    (60,066)
                                                              --------    --------

    INVENTORIES - NET                                          260,280     227,199
DEFERRED TAX ASSET                                              45,998      45,998
PREPAID EXPENSES AND OTHER CURRENT ASSETS                       10,949      12,315
                                                              --------    --------

    TOTAL CURRENT ASSETS                                       526,806     489,858

PROPERTY, PLANT, AND EQUIPMENT - NET                           189,233     188,764

DEFERRED TAX ASSET                                              84,358      84,358
PREPAID PENSION COSTS                                           83,802      84,386
OTHER ASSETS                                                    34,132      36,612
                                                              --------    --------

                                                              $918,331    $883,978
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

TRADE ACCOUNTS AND OTHER PAYABLES                             $163,795    $138,342
SALARIES, WAGES, AND BENEFITS                                   36,305      38,197
SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT           18,621      12,928
                                                              --------    --------

    TOTAL CURRENT LIABILITIES                                  218,721     189,467

LONG-TERM DEBT                                                 405,387     411,467
PENSION AND POST-RETIREMENT OBLIGATIONS - LONG-TERM             21,587      20,449
OTHER OBLIGATIONS                                               16,355      16,315
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
PREFERRED STOCK, $1 PAR VALUE PER SHARE,
  10 MILLION SHARES AUTHORIZED, NONE ISSUED                          -           -
COMMON STOCK, $1 PAR VALUE PER SHARE,
  AUTHORIZED 50,000,000 SHARES; ISSUED AND OUTSTANDING
  25,675,153 AND 25,329,725 SHARES, RESPECTIVELY                25,675      25,330
ADDITIONAL PAID-IN CAPITAL                                     184,627     189,910
RETAINED EARNINGS                                               45,979      31,040
                                                              --------    --------

TOTAL SHAREHOLDERS' EQUITY                                     256,281     246,280
                                                              --------    --------

                                                              $918,331    $883,978
                                                              ========    ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
                CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED
                -----------------------------------------------
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                    ----------------------------------------




                                                              FIRST QUARTER ENDED
                                                              --------------------
                                                              NOV. 2,     NOV. 3,
                                                                1997       1996
                                                              --------   ---------

SALES                                                         $277,663    $201,905
COSTS AND EXPENSES                                             236,728     172,621
GENERAL & ADMINISTRATIVE EXPENSES                                7,077       7,447
                                                              --------    --------

OPERATING INCOME                                                33,858      21,837

INTEREST INCOME                                                    833       1,458
INTEREST EXPENSE                                                 9,829      11,946
                                                              --------    --------

INCOME BEFORE TAXES ON INCOME                                   24,862      11,349

TAXES ON INCOME                                                  9,995       4,562
                                                              --------    --------

NET INCOME                                                    $ 14,867    $  6,787
                                                              ========    ========

NET INCOME PER AVERAGE
  SHARE OF COMMON STOCK                                       $   0.55    $   0.29
                                                              ========    ========

FULLY DILUTED EARNINGS PER AVERAGE
  SHARE OF COMMON STOCK                                       $   0.52    $   0.28
                                                              ========    ========

CASH DIVIDENDS PER SHARE
  OF COMMON STOCK                                                    -           -

WEIGHTED AVERAGE COMMON STOCK AND COMMON
  STOCK EQUIVALENTS USED TO COMPUTE NET INCOME PER SHARE        26,868      23,434
                                                              ========    ========

                          ROHR, INC. AND SUBSIDIARIES
                          ---------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                                 (IN THOUSANDS)
                                 --------------

                                                                      FIRST QUARTER ENDED
                                                                     ---------------------
                                                                      NOV. 2,     NOV. 3,
                                                                       1997        1996
                                                                     ---------   ---------
OPERATING ACTIVITIES:
NET INCOME                                                           $ 14,867    $  6,787
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                         5,448       5,065
  CHANGES DUE TO (INCREASE) DECREASE IN OPERATING ASSETS:
    ACCOUNTS RECEIVABLE                                                  (909)    (23,608)
    INVENTORIES - NET                                                 (33,081)    (35,619)
    PREPAID EXPENSES AND OTHER ASSETS                                   2,273       2,850
  CHANGES DUE TO INCREASE (DECREASE) IN OPERATING LIABILITIES:
    ACCOUNTS PAYABLE AND OTHER LIABILITIES                             15,518      19,274
    PENSION AND POST-RETIREMENT OBLIGATIONS                             1,723      (2,111)
    TAXES ON INCOME AND DEFERRED TAXES                                  8,463       4,580
  OTHER                                                                 2,422        (532)
                                                                     --------    --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    16,724     (23,314)
                                                                     --------    --------

INVESTING ACTIVITIES:
SALE (PURCHASE) OF SHORT-TERM INVESTMENTS - NET                         5,120     (12,913)
PURCHASE OF PROPERTY, PLANT, AND EQUIPMENT                             (6,098)     (3,343)
PROCEEDS FROM SALE OF AIRCRAFT LEASING SUBSIDIARY                           -      20,142
OTHER                                                                     297         337
                                                                     --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (681)      4,223
                                                                     --------    --------

FINANCING ACTIVITIES:
NET EQUITY TRANSACTION UNDER STOCK PLANS                               (6,368)          -
REPAYMENT OF LONG-TERM BORROWINGS                                        (347)       (314)
CASH COLLATERAL FOR RECEIVABLE SALES PROGRAM                                -     (10,000)
NET REPAYMENT OF SHORT-TERM DEBT                                            -      (2,665)
OTHER                                                                     116       1,087
                                                                     --------    --------

NET CASH USED IN FINANCING ACTIVITIES                                  (6,599)    (11,892)
                                                                     --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        9,444     (30,983)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  31,881      88,403
                                                                     --------    --------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $ 41,325    $ 57,420
                                                                     ========    ========

SUPPLEMENTAL INFORMATION:
CASH PAID FOR INTEREST, NET OF AMOUNTS CAPITALIZED                   $ 11,727    $ 14,222
CASH PAID FOR INCOME TAXES                                              1,885          37
ROHR COMMON STOCK CONTRIBUTION TO DEFINED BENEFIT PENSION PLANS             -      48,000

                          ROHR, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The consolidated balance sheet as of November 2, 1997, and statements of earnings and cash flows for the first quarters ended November 2, 1997, and November 3, 1996, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Financial results for interim periods are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended July 31, 1997.

PENDING MERGER WITH THE B. F. GOODRICH COMPANY

On September 22, 1997, the Company and The B.F. Goodrich Company ("BFGoodrich") entered into a definitive agreement whereby Rohr will merge with BFGoodrich (the "Merger") in a tax-free stock-for-stock transaction which is expected to be accounted for as a pooling of interests. Under the terms of the transaction, the Company's shareholders will receive 0.7 shares of BFGoodrich common stock for each share of the Company's common stock. The transaction is subject to approval by the shareholders of both Companies and Rohr and BF Goodrich have scheduled shareholders' meetings on December 22, 1997. In regards to this Merger, BFGoodrich has filed a form S-4 registration statement with the Securities and Exchange Commission and joint proxy statements/prospectuses have been mailed to the shareholders of both Companies.

ACQUISITION OF TOLO, INCORPORATED

On November 7, 1997, subsequent to the end of the first quarter, Rohr acquired Tolo Incorporated ("Tolo"), a privately held company, for approximately $32.6 million in cash and deferred payments, which amount includes advances to Tolo for debt extinguishment. Tolo is an aerospace engineering and manufacturing company of approximately 220 employees, which produces a diverse product line for military and commercial applications. Tolo's sales for its fiscal year ending September 1997 were approximately $24 million.

CONTINGENCIES

          In June 1987, the U.S. District Court of Los Angeles, in U.S. et al, vs. Stringfellow, granted partial summary judgment against the Company and 14 other defendants on the issue of liability under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). This suit alleges that the defendants are jointly and severally liable for all damages in connection with the Stringfellow hazardous waste disposal site in Riverside County, California. In June 1989, a federal jury and a special master appointed by the federal court found the State of California also liable for the cleanup costs. On November 30, 1993, the special master released his "Findings of Fact, Conclusions of Law and Reporting Recommendations of the Special Master Regarding the State Share Fact Finding Hearing." In it, he allocated liability between the State of California and other parties. As this hearing did not involve the valuation of future tasks and responsibilities, the order did not specify dollar amounts of liability. The order, phrased in percentages of liability, recommended allocating liability on the CERCLA claims as follows: 65 percent to the State of California and 10 percent to the Stringfellow entities, leaving 25 percent to the generator/counterclaimants (including the Company) and other users of the site (or a maximum of up to 28 percent depending on the allocation of any Stringfellow entity orphan share). On the state law claims, the special master recommended a 95 percent share for the State of California, and 5 percent for the Stringfellow entities, leaving 0 percent for the generator/counterclaimants. This special master's finding was substantially approved by the federal judge but that decision is subject to an appeal. The Company and the other generators of wastes disposed at the Stringfellow site, which include numerous companies with assets and equity significantly greater than the Company, are jointly and severally liable for the share of cleanup costs for which the generators, as a group, may ultimately be found to be responsible. Notwithstanding, CERCLA liability is sometimes allocated among hazardous waste generators who used a waste disposal site based on the volume of hazardous waste they disposed at the site. The Company is the second largest generator of waste by volume disposed at the site, although it and certain other generators have argued the final allocation of cleanup costs among generators should not be determined solely by volume. The largest volume generator of wastes disposed at the Stringfellow site has indicated it is significantly dependent on insurance to fund its share of any cleanup costs, and that it is in litigation with certain of its insurers.

          From inception to date, the Company has expended approximately $4.1 million on clean-up costs for this site. The Company also estimates that its future clean-up expenditures for this site are likely to range from $5 million to $8 million over and above the sums spent to date.

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

On September 23, 1997 and October 1, 1997, lawsuits were filed in the California Superior Court in San Diego, California, against the Company, the members of the Company's Board of Directors and BFGoodrich, arising out of the Merger of the two companies. Each of these lawsuits is a purported class action filed on behalf of all Company shareholders, with Robert Schippers as named plaintiff in the first case and A. Carl Helwig and The Rainbow Fund, Inc. as named plaintiffs in the second case. Each lawsuit involves substantially identical allegations that the Company and the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by entering into the Merger Agreement with BFGoodrich on an allegedly "preferential" basis, without performing a market check or open auction for the sale of the Company and without negotiations with all potential bidders for the Company. On October 22, 1997, a similar action was filed by Mary Jane Howard against the Company, certain of its directors, BFGoodrich, and a BFGoodrich subsidiary in the Delaware Court of Chancery.

On October 6, 1997, a lawsuit was filed in the United States District Court for the Southern District of California against the Company, Robert Rau, Wallace Barnes, and Laurence Chapman. Mr. Rau is the President and Chief Executive Officer and a director of the Company, Mr. Barnes is the non-executive Chairman of the Board of the Company, and Mr. Chapman is the Chief Financial Officer of the Company. This lawsuit, a purported class action on behalf of all persons who sold the Company's common stock between September 15 and September 22, 1997 with Elysa Sher as named plaintiff. The suit alleges that the Company's press release on September 15, 1997, announcing that recently disclosed merger discussions with an unnamed third party had terminated, and related public statements on behalf of the Company, were false and misleading for failing to disclose that the proposal from the unnamed third party was still viable. It alleges that Mr. Rau and other executives of the Company were considering and actively pursuing the Merger and were attempting to obtain the necessary approvals from the Company Board to proceed with the transaction.

The Company believes that each of these lawsuits is without merit and will not delay the Merger.

The Company is involved as plaintiff or defendant in various other legal and regulatory actions and inquiries incident to its business, none of which are believed by management to have a material adverse effect on the financial position or results of operations of the Company.

Also see discussion on MD-95 program under "Management Discussion and Analysis - Results of Operations."


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's analysis of operating results for the first quarters ended November 2, 1997, and November 3, 1996, is presented below. Material developments in the Company's liquidity and capital resources since July 31, 1997, are also presented. These discussions should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

RESULTS OF OPERATIONS

First Quarter Fiscal Year 1998 Compared to First Quarter Fiscal Year 1997

Sales for the first quarter of fiscal 1998 were $277.7 million, up 38 percent from $201.9 million in the first quarter of fiscal 1997. The increased sales resulted primarily from increased deliveries on most commercial programs.

The Company's operating income for the first quarter of fiscal 1998 was $33.9 million, an operating margin of 12.2 percent. Operating income for the same period of the prior fiscal year was $21.8 million, an operating margin of 10.8 percent. Operating income has improved primarily due to the increase in sales. Contributing to the increased operating margin was a decrease in general and administrative expenses as a ratio to sales as well as improved manufacturing
efficiencies.   The Company's margin varies from contract to contract, so the sales mix in a given period can have a significant effect upon overall operating margins.

Net interest expense was $9.0 million for the first quarter of fiscal 1998 compared to $10.5 million for the first quarter of fiscal 1997. Interest expense declined primarily as a result of the pre-payment of senior debt in the fourth quarter of the prior fiscal year.

Net income for the first quarter of fiscal 1998, which benefited from the factors described above, was $14.9 million or 55 cents per share. This compares to net income of $6.8 million or 29 cents per share for the first quarter of fiscal 1997.

The Company's firm backlog, which includes the sales price of all undelivered units covered by customers' orders for which the Company has production authorization, was approximately $1.4 billion on November 2, 1997, compared to $1.5 billion on July 31, 1997. Approximately $0.7 billion of the $1.4 billion backlog is expected to be delivered in the remainder of fiscal 1998. (Sales during any period include sales which were not part of backlog at the end of the prior period.) Customer orders in firm backlog are subject to rescheduling and/or termination for customer convenience; however, in certain cases the Company is entitled to an equitable adjustment in contract amounts.

In August 1997, McDonnell Douglas Corporation merged with The Boeing Company ("Boeing") and on November 3, 1997, an announcement was made regarding product strategy for the McDonnell Douglas aircraft. This announcement indicated that production on the MD-90 program would end with existing orders in mid 1999.
This is in line with the Company's estimates used to recognize an $84.5 million program loss during the prior fiscal year. Relative to the MD-95 program, Boeing's announcement indicated that it was committed to build the 50 MD-95s ordered by the launch customer AirTran (formerly ValuJet) with the first delivery scheduled for mid 1999. The announcement stated that Boeing is excited by the potential of the MD-95 as the newest and smallest member of the Boeing family of airplanes and that Boeing was working with customers to determine whether there is a market for a family of MD-95 derivatives. The MD-95 program is currently under development and the Company has invested $60.0 million through November 2, 1997, for design and development. The Company anticipates spending approximately $15 million more for preproduction costs through mid 1999, the aircraft's scheduled Federal Aviation Administration ("FAA") certification date. Most of this remaining $15 million of expenditures will
occur prior to the flight test program scheduled to commence in April 1998.   If
the contract is canceled prior to FAA certification, the Company expects substantial recovery of these costs. If the aircraft is certified and actively marketed, the amount of these costs and initial production start-up costs recovered by the Company will depend upon the number of aircraft delivered.

LIQUIDITY AND CAPITAL RESOURCES

On November 2, 1997, the Company had $47.4 million of cash, cash equivalents, and short-term investments. Cash provided by operating activities during the first quarter of fiscal 1998 totaled $16.7 million, compared to a use of cash of $23.3 million in the same period of the prior fiscal year. Contributing to the positive cash flow in the first quarter of fiscal 1998 was improved earnings and a higher level of deliveries. This was partially offset by an increase in working capital to support increased future deliveries. Net cash provided by operations is subject to significant variations from period to period.

The Company's net inventory increased from $227.2 million on July 31, 1997, to $260.3 million on November 2, 1997. The inventory increased due to an increase in pre-production inventory on the MD-95 program as well as inventory needed to meet accelerating deliveries on existing contracts.

The Company expects to increase its investment in inventory in connection with the start-up of the MD-95 program and increased delivery rates on existing contracts. Additionally, the Company continues to seek new business opportunities which would require future investments. The Company believes the Merger with BFGoodrich will provide financial resources to pursue these opportunities.

The Company's total financings were $482.4 million on November 2, 1997, compared to $483.5 million on July 31, 1997. Total financings include balance sheet debt, $18.4 million of equipment leases, and a $40.0 million ongoing accounts receivable sales program. In September 1997, the Company extended the accounts receivable sales program to December 31, 1997.

Subsequent to the end of the first quarter, the Company acquired Tolo, Inc. for $32.6 million, as discussed above, which included a deferred payment of $13.3 million.

In contemplation of the proposed Merger with BFGoodrich the Company ceased efforts to implement a new credit agreement. Immediately following the Merger, the Company will receive financing from BFGoodrich, which will be used to refinance most of the Company's debt and provide additional future liquidity. In addition, the Company intends to enter into uncommitted short-term credit lines with one or more banks. In the event that the Merger does not occur, the Company intends to enter into a new credit agreement promptly.

The Company's $100 million 11.625% Senior Notes contain a covenant which would be breached on the date of the Merger in that the Company would not be in compliance with a minimum earnings to fixed charge ratio. This is due to the operating loss recognized on the MD-90 contract in the prior fiscal year as discussed in "Results of Operations." The Company has commenced a conditional tender offer for all of the Senior Notes, together with an amendment to the indenture eliminating most covenants. This conditional tender offer and the amendment to the covenants are expected to become effective upon the Merger.

The Company has also sent notices to the holders of its 9.33% and 9.35% notes of its intent to prepay, in mid December 1997, the remaining balance of these notes. Promptly after the Merger, the Company intends to deposit monies in trust accounts that will be used to redeem, in calendar 1998, its 9.25% Subordinated Debentures, its 7% Convertible Debentures and its 7.75% Convertible Notes. The Company estimates it will incur an aggregate charge of approximately $25 million for debt extinguishment costs.

--------------------------------------------------------------------------------
Forward-Looking Information is Subject to Risk and Uncertainty

This document contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The additional preproduction investment that the Company will make on the MD-95 program, and the timing of that investment, may differ from that projected in the forward-looking statements if the cost of MD-95 product and tooling design, tooling manufacturing and production planning exceeds the Company's estimates.
--------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Index to Exhibits:

          *11.1   Calculation of Primary Net Income Per Share of Common Stock

          *11.2   Calculation of Fully Diluted Net Income Per Share of Common
                  Stock

          *27.    Financial Data Schedule (Filed with EDGAR filing only.)

     (b)  Reports on Form 8-K

          A report on Form 8-K, dated September 22, 1997, was filed on September 30, 1997, by the Company under Item 5, "Other Events," discussing (i) that BFGoodrich and the Company signed a definitive agreement for the Company to merge with BFGoodrich and (ii) the filing of a purported class action lawsuit alleging that the Company and its board of directors breached their fiduciary duties by entering into a preferential sale of the Company to BFGoodrich.



___________________________

*Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ROHR, INC.



December 2, 1997                    By:  /s/ L. A. CHAPMAN
                                         ----------------------------------
                                         L. A. Chapman
                                         Senior Vice President and
                                         Chief Financial Officer



December 2, 1997                    By:  /s/ A. L. MAJORS
                                         ----------------------------------
                                         A. L. Majors
                                         Vice President and Controller
                                         (Chief Accounting Officer)